Form 10-K
period 2024-12-31
SHOPIFY INC.
filed 2025-02-11
CIK 1594805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
Form 10-K
___________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
________________________________________________
Shopify Inc.
(Exact name of registrant as specified in its charter)
________________________________________________

Canada		001-37400	98-0486686
(State or other jurisdiction of incorporation)		(Commission File Number)	(IRS Employer Identification No.)

151 O'Connor Street, Ground Floor			148 Lafayette Street
Ottawa,	Ontario		New York,	New York
Canada	K2P 2L8		USA	10012
(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code: (613) 241-2828 x 1045

________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Subordinate Voting Shares	SHOP	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes x No o
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes o No x
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes x No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	x	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. x
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. o
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes o No x
The aggregate market value of the registrant's Class A Subordinate Voting Shares held by non-affiliates, based on the closing price of the Class A Subordinate Voting Shares as reported by the New York Stock Exchange on June 28, 2024, the end of the registrant's most recently completed second fiscal quarter, was $79,793,497,805.
The registrant had 1,215,528,049 Class A Subordinate Voting Shares, 79,292,685 Class B Restricted Voting Shares and 1 Founder Share issued and outstanding as of February 7, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Not applicable.

EXPLANATORY NOTE

Shopify Inc., a corporation existing under the Canada Business Corporations Act, qualifies as a foreign private issuer in the United States ("U.S.") for purposes of the Securities Exchange Act of 1934, as amended. Although, as a foreign private issuer, Shopify Inc. is not required to do so, Shopify Inc. has chosen to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the U.S. Securities and Exchange Commission ("SEC") instead of filing the reporting forms available to foreign private issuers.
Shopify Inc. intends to prepare and file a management information circular and related materials under Canadian requirements. As Shopify Inc.'s management information circular is not filed pursuant to Regulation 14A, Shopify Inc. may not incorporate by reference information required by Part III of this Annual Report on Form 10-K from its management information circular. Accordingly, in reliance upon and as permitted by General Instruction G(3) to Form 10-K, Shopify Inc. will be filing an amendment to this Annual Report on Form 10-K containing the Part III information no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Shopify Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2024

General Matters	4
Forward-Looking Statements	5

Part I

Part II

Part III

Part IV

Item 15: Exhibit and Financial Statement Schedules	73
Item 16: Form 10-K Summary	73

General Matters
Information Contained in this Annual Report on Form 10-K
In this Annual Report on Form 10-K "we", "our", "Shopify" and the "Company" refer to Shopify Inc. and its consolidated subsidiaries, unless the context requires otherwise. References to our "solutions" means the combination of products and services that we offer to merchants, and references to "our merchants" as of a particular date means the total number of unique shops that are paying for a subscription to our platform. Words importing the singular, where the context requires, include the plural and vice versa and words importing any gender include all genders.
Shopify, the associated Shopify logo and the shopping bag design are registered trademarks of Shopify Inc. or its subsidiaries. All other trademarks and brand names used herein are the property of their respective owners.
Presentation of Financial Information
We prepare and report our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Our reporting currency is U.S. dollars, and we express all amounts in this Annual Report on Form 10-K in U.S. dollars, except where otherwise indicated. All references in this Annual Report on Form 10-K to "dollars", "$" and "USD" refer to United States dollars.

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements under the provisions of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the U.S. Securities Act of 1933 (as amended, the "Securities Act"), Section 21E of the U.S. Securities Exchange Act of 1934 (as amended, the "Exchange Act") and forward-looking information within the meaning of applicable Canadian securities legislation.
In some cases, you can identify forward-looking statements by terminology such as "enable", "may", "might", "will", "should", "could", "expects", "intends", "plans", "anticipates", "believes", "predicts", "potential", "continue", "become", "seek", "strive" or the negative of these terms or other similar words. Any forward-looking statements are based on our management’s perception of historic trends, current conditions and expected future developments, as well as other assumptions that management believes are appropriate in the circumstances. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking. In particular, forward-looking statements include, but are not limited to, statements about:
•our ability to: expand, grow and retain our merchant base; localize features; offer more sales channels that can connect to our platform; increase and extend the functionality of our platform; catalyze merchants' sales growth; leverage emerging technologies, including artificial intelligence ("AI"); enhance our ecosystem and partner programs; provide a high level of merchant service and support; hire key talent and retain and motivate qualified personnel; and maximize long-term value;
•our products and solutions enabling and increasing the probability of merchant success;
•the expected impact of seasonality on our current and future business;
•the ability to grow our addressable markets and meet merchant needs;
•our expectation that we will continue to invest in data analytics, machine learning and AI;
•our expectations regarding the development of emerging technologies, including AI, and potential applications to our business;
•our intentions regarding future growth and investments to drive future growth, the impact of those investments and our ability to manage such growth effectively;
•our intention to further tailor our sales strategies to attract larger volume brands;
•expansion of our platform's capabilities;
•the growth and strengthening of our third-party ecosystem and partner program, including through the formation of strategic partnerships;
•our current and future relationships with referral partners;
•our ability to quickly distribute new versions of our platform;
•our assumptions regarding competitive factors in our markets and the expectation of increased competition;
•our ability to continuously enhance, protect and safeguard our intellectual property;
•the possibility that we may experience cybersecurity attacks in the future and future efforts to harden our infrastructure to build resilience in the face of such threats;
•our expectations of legislation and government regulation and the impact on our platform;
•our beliefs regarding future macroeconomic conditions and the impact on the Company and our merchants, including pressure from inflation and international trade risks and trade protection measures, such as the imposition of or an increase in tariffs;
•our expectations regarding future Monthly Recurring Revenue ("MRR");
•the impact of strategic decisions on short-term revenue or profitability;
•the need to devote additional resources to improve our operational infrastructure and continue to enhance its scalability;
•our expectation regarding general and administrative expenses in the future;
•the expansion of our platform and offerings internationally;
•our ability to maintain our corporate culture as we execute with a remote-first global workforce;
•our expectations regarding the adoption of our platform and solutions by Shopify Plus merchants and enterprise-level businesses;
•our intention to pursue additional relationships with other third parties;

•our expectations regarding future investment in the business, including with respect to key talent, sales and marketing, research and development, the creation and implementation of new products and services, the functionality of our platform, merchant service and support, security and operational requirements, our network infrastructure, acquisitions and the expansion of our international operation;
•our ability to optimize marketing spend and successfully sell to and support enterprise merchants in order to drive growth;
•the use of our Flex Comp compensation system to attract, retain and motivate qualified personnel, and our intention to issue equity awards as key components of our overall compensation and employee attraction and retention efforts;
•our expectation that as our consumer-facing offerings evolve and grow in popularity, the risk of additional laws and regulations impacting our business will also increase;
•our intention to continue our use and development of open source software;
•potential acquisitions and investments;
•the exploration, expansion and evolution of other products, models, structures and additional markets for our lending and financing products;
•our expectations with respect to changes in our pricing models;
•requirements upon a fundamental change, conversion or maturity of our 0.125% convertible senior notes due 2025 (the "Notes");
•our expectation that we will not pay any cash dividends in the foreseeable future;
•issuances of Class B restricted voting shares and preferred shares;
•redemption of the Founder Share;
•our intention to invest our future earnings, if any, to fund our growth; and
•our expectations with respect to adapting our current facilities.
Factors that may cause actual results to differ materially from current expectations may include, but are not limited to, risks and uncertainties that are discussed in greater detail in Part I, Item 1A "Risk Factors" and Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of this Annual Report on Form 10-K.
Although we believe that the plans, intentions, expectations, assumptions and strategies reflected in our forward-looking statements are reasonable, these statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from those implied or projected by the forward-looking statements. In addition, we operate in a highly competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. No forward-looking statement is a guarantee of future results. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. You should read this Annual Report on Form 10-K and the documents that we reference in this Form 10-K completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.
The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Form 10-K. We anticipate that subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. Therefore, these forward-looking statements do not represent our views as of any date other than the date of this Annual Report on Form 10-K.

Part I
Item 1: Business
Overview
Shopify is a leading global commerce technology company, offering trusted tools to start, scale, market and run a business of any size. Shopify's mission is to make commerce better for everyone with a platform and services that are engineered for simplicity and reliability, while delivering a better shopping experience for consumers everywhere.
Shopify's business is designed to empower our merchants by offering a comprehensive, multi-channel commerce platform that supports their business as it grows. This platform allows merchants to seamlessly manage, market and sell their products across various sales channels, including online storefronts, physical retail spaces, social media and more. Emphasizing merchant-first innovation, Shopify provides an integrated back-end system to streamline operations, from managing inventory and transaction management to building relationships with buyers. With a robust and continuously updated infrastructure, Shopify's goal is to provide merchants with cutting-edge technology to thrive in a competitive market.
Our Merchants
We believe we can help merchants of all verticals and sizes, from aspirational entrepreneurs to companies with large-scale, direct-to-consumer or business to business ("B2B") operations, or both, realize their potential at all stages of their business life cycle. Our merchants represent a wide array of retail verticals and business sizes and no single merchant has ever represented more than five percent of our total revenues in a single reporting period. As of December 31, 2024, we had millions of merchants from more than 175 countries using our platform, geographically dispersed as follows: 45% in the United States, 30% in Europe, the Middle East and Africa, 15% in Asia Pacific, Australia and China, 5% in Canada and 5% in Latin America (Mexico and South America).
Shopify's products are designed to enable our merchants' success, which drives our business model. Over time, historical merchant cohorts (the group of merchants that join the platform in a given year) have increased their sales, adopted additional merchant solutions, upgraded their subscription plans and purchased additional apps. Over time, revenue from these historical cohorts has increased and growth in revenue from merchants that remain on the Shopify platform has more than offset decreases in revenues from merchants leaving the platform (as shown in the chart below). Moreover, the total annual revenue generated by each of our previous cohorts has grown on a generally consistent basis. We intend to grow our base of merchants by both inspiring entrepreneurship through marketing programs and trial experiences and continuing to improve the ease with which merchants can get a new or existing business up and running with Shopify.

Revenue by Cohort

Pre 2022
2022
2023
2024
In US $ Millions
8,000
6,000
4,000
2,000
0
2021
2022
2023
2024

Ecosystem
A rich ecosystem of app developers, theme designers and other partners, such as digital and service professionals, marketers, photographers and affiliates has evolved around the Shopify platform. We believe our partner ecosystem helps drive the growth of our merchant base by extending the functionality of the Shopify platform through the development of apps, which in turn further accelerates growth of the ecosystem. As of December 31, 2024, more than 16,000 apps were available in the Shopify App Store.
Our Offerings
Our business model has two revenue components: a recurring subscription component that we call subscription solutions and a merchant success-based component that we call merchant solutions.
Subscription Solutions
We generate subscription solutions revenues primarily through the sale of subscriptions to our platform and from variable platform fees, as well as through the sale of subscriptions to our Point of Sale Pro ("POS Pro") offering, the sale of apps, the registration of domain names and the sale of themes.
We offer pricing plans designed to meet the needs of our current and prospective merchants. While most merchants subscribe to our Basic and Shopify plans, the majority of our gross merchandise volume ("GMV") has been generated from merchants subscribing to our Shopify Plus plan and enterprise offerings. GMV is the total dollar value of orders facilitated through our platform including certain apps and channels for which a revenue-sharing arrangement is in place in the period, net of refunds, and inclusive of shipping and handling, duty and value-added taxes. GMV does not represent revenue earned by us. Offered at a starting rate that is several times that of our Advanced plan, the Shopify Plus plan solves for the complexity of merchants as they grow and scale globally, offering additional functionality and support, including features like Shopify Audiences for customer acquisition, B2B features for selling wholesale and Launchpad for ecommerce automation. We have also launched localized pricing plans in select countries where we bill in local currency in order to attract more merchants to our platform.
Our subscription plans typically have a one-month term, although merchants can elect to make an annual commitment. Merchants who sign on to Shopify Plus initially have annual or multi-year subscription terms. Subscription terms generally renew automatically unless notice of cancellation is provided in advance. POS Pro subscriptions fees are charged on a per month and per location basis, with an option to elect an annual commitment.

Merchant Solutions
We offer a variety of merchant solutions to augment those provided through our subscriptions and to address the broad array of functionality merchants commonly require, including accepting payments, securing working capital and shipping. We believe that offering merchant solutions creates additional value for our merchants by passing on our economies of scale, saving them time and money by making additional functionality available within a single centralized commerce platform, and creates additional value for Shopify by increasing merchants’ use of our platform.
We principally generate merchant solutions revenues from payment processing fees and currency conversion fees from Shopify Payments, our fully integrated payment processing service that allows our merchants to accept and process payment cards online and offline. We also generate merchant solutions revenue from other product offerings including our lending and financial products (to merchants in eligible geographies), referral fees from partners and the sale of shipping labels.
Research and Development
Shopify is building products and solutions for commerce that enable merchants of all sizes around the world to successfully start and scale their businesses on Shopify. We strive to increase the probability of a merchant's future success by finding and supporting solutions that enable merchant discovery and allow merchants to develop a commerce presence across multiple channels and geographies. We expect to continue to leverage emerging technologies including data analytics, machine learning and AI in our products, to help our merchants increase productivity, improve workflows, make smarter decisions and spend less time on operational tasks. For example, Shopify Magic provides a suite of AI-enabled features integrated across the Shopify platform and Sidekick offers merchants an AI-enabled commerce assistant. Research and development at Shopify is currently focused on product management, product development and product design to accomplish these goals.
We also invest in developing the tools to make it easier for our ecosystem partners to build on and for Shopify to extend the functionality and flexibility of the platform. We believe that by deepening and expanding the range of solutions we offer to give merchants and by offering new and better ways to market and sell their products, we will be able to grow our addressable market and meet the needs of merchants in years ahead.
Strategy
We have focused on rapidly growing our business and plan to continue making investments to drive future growth. We believe that our investments will increase our global revenue base and strengthen our ability to increase sales to our merchants. Our growth strategy is driven by our mission: make commerce better for everyone. Key elements of our growth strategy include growing and expanding our merchant base and the types of merchants we serve and helping our existing merchants continue to grow through continued innovation in our platform and the products we offer to our merchants as well as further growing and developing our ecosystem of partners. We continue to build with a focus on adding the most value for our merchants to help them be successful not just today, but in the years to come. We believe that fueling our merchants' success drives Shopify's success.
Seasonality
Our business is affected by seasonality due to holiday demand, which historically has resulted in higher GMV and revenue during our fourth quarter, which ends on December 31. We believe that this seasonality has affected and will continue to affect our quarterly results. In addition, while we have historically generated higher merchant solutions revenues in our fourth quarter than in other quarters, our continued growth has partially masked seasonal trends to date. In connection with expected continued growth of our merchant solutions offerings, we believe that our business may become more seasonal in the future and that historical patterns in our business may not be a reliable indicator of our future performance.

Human Capital
Shopify is a company designed for world-class crafters. We value employees who are merchant-obsessed and thrive on change. Teams at Shopify experiment, observe and iterate to make commerce better for everyone. In 2024, we launched “~Mastery” in support of talent growth and development. “~Mastery” is a talent system that is built for and rewards those who show up better to work every day on the continuous journey to improve their craft.
Shopify has a remote-first work environment for employees, gathering in-person periodically during the year to connect and solve complex problems. Teams align through “Local Access” in certain cities, in-person team events or “Bursts” and key company moments, which in 2024, included a company-wide Summit, held in Toronto, Canada. These in-person moments foster connection and drive mission alignment and impact. Employees also have the opportunity to tackle novel problems and projects through Hack Days, which, in 2024 included in-person collaboration in cross-company teams.
We are intentional in building a culture and environment that empowers our talented people. We measure employee engagement through regular pulse checks, including a semi-annual survey. In a 2024 company-wide employee survey, nine out of ten respondents indicated that they would recommend their team at Shopify to an ambitious and hardworking friend. We offer wellness resources and programs across four pillars: financial, mental, physical and social wellness, including an Employee Assistance Program that provides employees with confidential help for any work, health or life concern. As of December 31, 2024, Shopify had approximately 8,100 employees worldwide.
Technology
The Shopify platform is a multi-tenant cloud-based system that is engineered for high scalability, reliability and performance. Open source has played a major role at Shopify from the beginning given our founder's active role on the core team that built Ruby on Rails, the technology that powers much of the Shopify platform. Our platform's cloud-based architecture is designed to support sudden traffic spikes and to provide high reliability to our merchants. The Shopify platform is "single branch" software, which means that all of our merchants use the latest version of Shopify, which eliminates the need to maintain older versions of the platform and enables us to quickly distribute new versions. We also maintain a focus on security, with firewalls, advanced encryption, intrusion detection systems and two-factor authentication and additional safeguards for credit card processing on the platform.
Maintaining the integrity and security of our technology infrastructure is critical to our business, and we plan to invest further in our infrastructure to meet our merchants' needs and maintain their trust. Our investment plans include increasingly optimizing our cloud-based infrastructure to deliver local performance and global reach to more merchants than ever before, with consistent levels of availability, performance and resilience.
Sustainability
Shopify is a company that wants to see the next century and has taken many steps to build a sustainable business, including removing and reducing emissions from building and home office energy usage and business travel and leveraging Google Cloud for platform operations. In 2019, Shopify launched the Sustainability Fund which is designed to identify and support impactful carbon-removal and reduction technologies and projects. Shopify is also a founding member of Frontier, alongside Stripe, Alphabet and McKinsey, among others, with a goal to collectively purchase over $1 billion of permanent carbon removal by the end of 2030. Merchants can also choose to address carbon associated with shipping their orders by adding the Shopify Planet app to their store.
Competition
Our market is transforming, competitive and highly fragmented, and we expect competition to increase in the future. We believe the principal competitive factors in our market are:
•vision for commerce and product strategy;
•simplicity and ease of use for merchants and their buyers;
•integration of multiple sales channels;

•embedding of commerce functionality onto more surfaces;
•cost-effective solutions;
•significant app ecosystem;
•breadth and depth of functionality;
•pace of innovation;
•powerful data analytics;
•ability to leverage emerging technologies, including AI;
•ability to scale;
•security and reliability;
•support for a merchant’s brand development; and
•brand recognition and reputation.
With respect to each of these factors, we believe that we compare favorably to our competitors.
The growth of ecommerce may attract new entrants or new offerings from existing competitors. Additionally, some merchants may select one or more integrated or standalone offerings from other providers such as:
•ecommerce software vendors;
•content management systems;
•payment processors;
•POS providers;
•domain registrars;
•shipping label providers;
•fulfillment service providers;
•alternative lenders;
•financial services;
•cross-border services providers; and
•marketplaces.
For additional information regarding these and other laws, regulations and rules that affect us and our business, see Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K.
Intellectual Property
Our intellectual property and proprietary rights are important to our business. In our efforts to safeguard them, we rely on a combination of copyright, trade secret, trade dress, domain names, trademarks, patents and other rights in Canada, Ireland, Singapore and the United States, and other jurisdictions in which we conduct business. We also have confidentiality agreements, assignment agreements and license agreements with employees, contractors, merchants, distributors and other third parties, which limit access to and use of our proprietary intellectual property. Although we rely, in part, upon these legal and contractual protections, we believe that factors such as the skills and ingenuity of our employees, as well as the functionality and frequent enhancements to our platform, make our intellectual property difficult to replicate.
Government Regulation
We are subject to a number of foreign and domestic laws and regulations that may affect companies conducting business on the internet, many of which are still evolving and could be interpreted in ways that could adversely affect our business. For example, concern about the use of software as service platforms for illegal conduct, such as money laundering or supporting terrorist activities, may in the future result in legislation or other governmental action that could require changes to our platform. Similarly, legislation or other governmental action around online platforms that might be used to facilitate, enable or host the distribution of illegal or otherwise harmful content, goods or services, may require changes to our platform.
We are subject to U.S. and Canadian laws and regulations that may govern or restrict our business and activities in certain countries and with certain persons, including the economic sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control, the sanctions regulations administered or enforced by the Office of the Superintendent of Financial Institutions in

Canada, and the export control laws administered by the U.S. Commerce Department’s Bureau of Industry and Security, the U.S. State Department’s Directorate of Defense Trade Controls and the Canadian Export and Import Controls Bureau. We are currently subject to a variety of laws and regulations in Canada, the United States, the European Economic Area and elsewhere related to financial services. Depending on how our merchant solutions, including our payments and lending products, evolve, we may be subject to additional laws in Canada and other jurisdictions worldwide.
We are also subject to federal, state, provincial and foreign laws that may relate to cybersecurity, privacy and the protection of data. Some jurisdictions have enacted laws requiring companies to notify individuals and regulators of data security breaches involving certain types of personal information and our agreements with certain merchants require us to notify them in the event of a security incident. Additionally, some jurisdictions as well as our contracts with certain merchants require us to use industry-standard or reasonable measures to safeguard personal information or confidential information, and thereby mitigate the risk of a security incident. We also expect the enactment of future laws and regulations regarding cybersecurity, privacy and the protection of data, that will likely apply to our business. These laws and other obligations may create regulatory, liability and reputational risks for Shopify.
We could also be subject to liability and/or governmental regulation related to the content of merchants’ shops, products and services or other activities of our merchants and/or partners in various jurisdictions around the world. In many jurisdictions, new laws, regulations or rules relating to the liability of providers of online services for activities of their customers and other third parties are currently being proposed and debated, or otherwise being tested in court. This liability could relate to a number of different types of legal claims or concerns, including concerns relating to unfair competition, unfair, deceptive and abusive practices, copyright and trademark infringement, defamation, invasion of privacy or other torts, products liability and other theories based on the nature of the relevant goods, services or content. Any legislation, court ruling or other governmental regulation or action that imposes liability on providers of online services in connection with the activities of their customers or their customers’ users could adversely affect our business. In such circumstances we may also be subject to liability under applicable law, which may not be fully mitigated by our terms of service. Any liability attributed to us could adversely affect our brand, reputation, ability to expand our merchant base and financial results.
For additional information regarding these and other laws, regulations and rules that affect us and our business, see Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K.
Additional Information
Additional information about Shopify is available on our website at www.shopify.com, on the website maintained by the SEC at www.sec.gov or the website maintained by the Canadian Securities Administrators at www.sedarplus.ca. The aforementioned information is made available in accordance with legal requirements and is not, unless otherwise specifically stated, incorporated by reference into this Annual Report on Form 10-K.
We are a "foreign private issuer" as such term is defined in Rule 3b-4 under the Exchange Act, and are not subject to the same requirements that are imposed upon U.S. domestic issuers by the SEC. Although, as a foreign private issuer, we are not required to do so, we have chosen to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the SEC instead of filing the reporting forms available to foreign private issuers. We will make available free of charge, through our website, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
Item 1A: Risk Factors
In addition to any other risks contained in this Annual Report on Form 10-K, including the section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our audited financial statements and related notes, the risks described below are the principal risks that could have a material and adverse effect on our business, financial condition, results of operations, cash flows, future prospects or the trading price of our Class A subordinate voting shares. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See "Forward-Looking Statements" in this Annual Report on Form 10-K.
Risk Factors Summary
Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. These risks are discussed more fully below under the headings "Risks Related to Our Business and Industry" and "Risks Related to Ownership of our Shares" and include, but are not limited to:
Risks Related to Our Operations
•Our ability to attract and retain merchants, increase sales to both new and existing merchants and sustain and manage our growth effectively;
•Our dependence on senior management and other key employees, as well as our ability to retain and motivate qualified personnel, hire key talent and maintain and adapt our corporate culture;
•Our reliance on third parties to provide key services for our business, including cloud hosting and Shopify Payments;
•Our limited operating history in new and developing markets and new geographic regions, as well as risks associated with international sales and the use of our platform in various countries;
•Undetected errors or defects in our software or hardware or issues related to data transmission capacity;
Risks Related to Personal Information, Cybersecurity and Intellectual Property
•Unauthorized access to personal information, security breaches and cyberattacks;
•Our intellectual property rights and proprietary information and the unauthorized use of such rights and information by third parties;
•Our use of open source software;
Risks Related to our Industry
•Failure to maintain, promote and enhance our brand including by failing to meet merchants' evolving needs or due to activities of our merchants or partners;
•Our ability to compete successfully against current and future competitors;
•The impact of worldwide economic conditions, including measures that effect international trade, such as tariffs, and the resulting impact on spending by merchants and their buyers;
•The impact of seasonal fluctuations on our business;
•The success of our strategic relationships with third parties and the impact of these relationships impact on our growth;
•Our use of AI and machine learning, including associated risks and the developing regulatory environment;
•Changes to technologies used in our platform or technologies through which merchants and their buyers interface with our platform;
Risks Related to Laws and Regulations
•Changing laws and regulations, including those related to data privacy, competition, online liability, consumer protection, financial services, anti-money laundering, sanctions, anti-corruption and securities laws, among others;
•Claims by third parties, governmental claims, litigation, disputes or other proceedings, as well as regulatory requirements, fees and other risks that could be costly or result in additional compliance obligations;
•Unanticipated changes in tax laws or adverse outcomes from tax examinations;

Financial Risks
•Our ability to maintain profitability and our intention to continue to make investments in our business in the future to drive future growth, including with respect to key talent, sales and marketing, research and development, new products and our network infrastructure, among others;
•Potential future acquisitions, divestitures and investments;
•Risks associated with Shopify Payments, Shopify Capital and our other financing and lending solutions;
Risks Related to Ownership of our Securities
•Our share capital structure and its effect on the influence of holders of Class A subordinate voting shares, including the Founder Share, which has the effect of concentrating a degree of voting power with our founder and CEO; and
•Volatility in the market price of our Class A subordinate voting shares.
*****
Risks Related to Our Business and Industry
Our growth may not be sustainable and depends on our ability to attract new merchants, retain existing merchants, retain revenue from existing merchants and increase sales to both new and existing merchants.
We principally generate revenues through the sale of subscriptions to our platform and the sale of additional solutions to our merchants. Our merchants have no obligation to renew their subscriptions after their subscription term expires, and new merchants joining our platform may decide not to continue or renew their subscriptions for reasons outside of our control. As a result, even though merchant growth has been strong in recent years, there can be no assurance that we will be able to retain these merchants.
Our costs associated with generating revenue from new merchants are substantially higher than costs associated with subscription renewals or costs associated with generating sales of additional solutions to existing merchants. Therefore, if we are unable to retain revenue from existing merchants or if we are unable to increase revenues from existing merchants, even if such lost revenues are offset by an increase in revenue from new merchants or an increase in other revenues, our operating results could be adversely impacted.
A portion of our business consists of small and medium-sized businesses. Small and medium-sized businesses tend to be more susceptible than larger businesses to general economic conditions and other business-related risks, which has, and may continue to, contribute to merchant turnover. These businesses may be particularly susceptible to changes in economic conditions, including pressure from inflation, declines in consumer spending, international trade risks and/or the imposition of trade protection measures (such as the imposition of or an increase in tariffs or import and export licensing and control requirements), global supply chain disruptions and shortages including events impacting shipping and fulfillment all of which may negatively impact a merchant’s business and in turn, negatively impact our business. Large merchants generally require higher service levels and have more complex needs than small and medium-sized businesses. As we look to further tailor our sales strategies to attract large volume brands, we may face elevated costs, extended onboarding cycles and decreased predictability in finalizing the sale of products and services to these merchants. If we fall short of meeting the requirements of these merchants, it could impede our ability to grow within the enterprise market.
We may also fail to attract new merchants, retain existing merchants, retain revenue from existing merchants or increase sales to both new and existing merchants as a result of a number of other factors, including: reductions in our current or potential merchants’ spending levels; a decline in consumer spending, including as a result of deteriorating macroeconomic conditions; competitive factors affecting the global market for commerce services, including the introduction of competing platforms, discount pricing and other strategies that may be implemented by our competitors; our ability to execute on our growth strategy and operating plans including new solutions offerings; concerns relating to actual or perceived data incidents and security breaches; the frequency and severity of any system outages; technological changes or problems; our ability to expand into new markets and internationally; a decline in the number of entrepreneurs globally; a decline in our merchants’ level of satisfaction with our platform and merchants’ usage of our platform; the fact that difficulty and cost to switch to a competitor may not be significant for many of our merchants; changes in our relationships with third parties, including our partners, app developers, theme designers, referral sources, vendors and payment processors; the timeliness and success of new products and services we may offer in the future; our ability to integrate emerging technologies into our products; and our focus on long-term value over short-term results, meaning that we may make strategic decisions that may not maximize our short-term revenue or profitability if we believe that the decisions are consistent with our mission and will improve our financial performance over the long-term. Due to these factors and the continued evolution of our business, our historical revenue growth rate and operating margin may not be indicative of future performance.
In the long term, we anticipate that our growth rate will decline over time to the extent that the number of merchants using our platform increases and we achieve higher market penetration rates. If our growth rate declines, investors' perception of our business may be adversely affected and the trading price of our Class A subordinate voting shares could decline as a result. To the extent our growth rate slows, our business performance will become increasingly dependent on our ability to retain and increase revenue from existing merchants.
Our business could be harmed if we fail to manage our growth effectively.
The scalability and flexibility of our platform depends on the functionality of our technology and network infrastructure and its ability to handle increased traffic and demand for bandwidth. The growth in merchants using our platform and the orders processed through our platform have increased the amount of data and requests that we process. Any problems with the transmission of increased data and requests could result in harm to our brand or reputation. Moreover, as our business grows, we will need to devote additional resources to improving our operational infrastructure and continuing to enhance its scalability in order to maintain the performance of our platform. Moreover, we may face integration challenges as well as potential unknown liabilities and reputational concerns in connection with partners we work with or companies we may acquire or control. If we are unable to manage operational and integration challenges, or suffer unknown liabilities and reputational damage, our business may be adversely affected.
We intend to further expand our overall business with no assurance that our revenues will continue to grow. While we intend to expand our business without significant additional hiring in the near term, we may be unable to achieve that expansion without increasing our headcount. As we grow, we will be required to continue to improve our financial controls and procedures, and we may not be able to do so effectively.
Our business is highly competitive. We may not be able to compete successfully against current and future competitors.
We face competition in various aspects of our business and we expect such competition may intensify in the future, as existing and new competitors introduce new services or enhance existing services and as our business continues to evolve and expand into new areas. We have competitors with longer operating histories, larger customer bases, greater brand recognition, greater experience and more extensive commercial relationships in certain jurisdictions, and greater financial, technical, marketing and other resources than we do. Some of our larger competitors may be able to leverage a larger installed customer base and distribution network to adopt more aggressive pricing policies and offer more attractive sales terms, which could cause us to lose potential sales or to sell our solutions at lower prices. We also face competition from niche companies that offer particular products that attempt to address certain of the problems that our platform solves or to address certain merchant needs. Our potential new or existing competitors may be able to develop products and services better received by merchants or may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, regulations or merchant requirements.
Competition may intensify as our competitors enter into business arrangements or alliances or raise additional capital, or as established companies in other market segments or geographic markets expand into our market segments or geographic markets. For instance, certain competitors could use strong positions in one or more markets to gain a competitive advantage against us in areas where we operate by, among other things: integrating competing platforms, applications or features into products they control; making acquisitions; or making access to our platform more difficult including by changing the terms of service related to their products, which could impact our and our merchants’ ability to offer services or adversely impact our results of operations and those of our merchants. For example, large technology platforms have imposed and are considering imposing, or may provide its users the ability to impose, restrictions on the ability of other parties to access or use data from their customers and users. These practices may impact our merchants' ability to market and sell their offerings, which could affect the demand for our platform and lead to the loss of current or prospective merchants or other business relationships. Competitors may also be more established in international markets with a better understanding of local customs, providing them a competitive advantage. We also expect new entrants to offer competitive services and merchants may also seek to build their own solutions, including using advanced tools such as AI, and particularly in markets where development costs are lower. If we cannot compete successfully against current and future competitors, our business, results of operations and financial condition could be negatively impacted.
We store personal information including of our merchants and their buyers and users of our apps. If the security of this information is compromised or is otherwise accessed without authorization, our reputation may be harmed and we may be exposed to liability and loss of business.
We store personal information, credit card information and other confidential information of our merchants and their buyers, our partners and consumers with whom we have a direct relationship. Mobile applications integrated with Shopify and the third-party apps available for our platform may also store personal information, credit card information and/or other confidential information. While we use technology to monitor for compliance with eligibility requirements for certain Shopify offerings, we do not proactively and comprehensively monitor all content on all of our merchants’ shops, or the information provided to us through the applications integrated with Shopify, and, therefore, we do not control the substance of the content on our platform, which may include personal information. Additionally, we use dozens of third-party service providers and subprocessors to help us operate our business and deliver services to merchants and their buyers. These service providers and subprocessors may store or access personal information, credit card information and/or other confidential information.
There have been in the past, and may be in the future, successful attempts to obtain or to provide unauthorized access to the personal or confidential information of our partners, our merchants, our merchants’ buyers and consumers with whom we have a direct relationship, including as a result of breaches of a secure network by an unauthorized party, software vulnerabilities or coding errors, human error or malfeasance, including employee, contractor or vendor theft or misuse, or other misconduct. The security measures we have integrated into our internal networks and platform, which are designed to prevent or minimize security breaches, may not function as expected or may not be sufficient to protect our internal networks and platform against certain attacks. In addition, techniques used to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently and are becoming increasingly sophisticated. As a result, we, and third parties we work with, including service providers we use and third-party apps or other services used by our merchants, may be unable to anticipate these techniques, detect the attacks for long periods of time or implement adequate preventative measures. The unauthorized release, unauthorized access or compromise of personal or confidential information of our partners, our merchants, our merchants’ buyers and consumers with whom we have a direct relationship could have a material adverse effect on our business, reputation, financial condition and results of operations. Even if such a data breach did not arise out of our actions or inaction, or if it were to affect one or more of our competitors or our merchants’ competitors, rather than Shopify itself, the resulting consumer concern could negatively affect our merchants and/or our business.
We are also subject to federal, state, provincial and foreign laws regarding cybersecurity and the protection of data. Some jurisdictions have enacted laws requiring companies to notify individuals and government regulators of security breaches involving certain types of personal information and our agreements with certain merchants and partners require us to notify them in the event of certain security incidents. Additionally, some jurisdictions, as well as our contracts with certain merchants, require us to use industry-standard or reasonable measures to safeguard personal information or confidential information. These laws, which may focus on individuals’ financial and payment related information, are increasingly relevant to us, as we continue to collect and store more payment information from buyers directly through services such as Shop Pay.
Our failure to comply with legal or contractual requirements around the privacy and security of personal information could lead to significant fines and penalties imposed by regulators, as well as claims by our merchants, their buyers or other relevant stakeholders. These proceedings or violations could force us to incur significant expenses in defense or settlement of these proceedings, result in the imposition of monetary liability or injunctive relief, divert management’s time and attention, increase our costs of doing business and materially adversely affect our reputation and the demand for our solutions. In addition, if our security measures fail to protect credit card information adequately, we could be liable to our partners, our merchants, their buyers and consumers with whom we have a direct relationship, for their losses, as well as our payments processing partners under our agreements with them. As a result, we could be subject to fines and higher transaction fees, we could face regulatory or other legal action and our merchants could end their relationships with us. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that our insurers will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our business, financial condition and results of operations.
Security breaches, improper access to or disclosure of our data, merchant data and buyer data other hacking and phishing attacks on our systems or other cybersecurity incidents could impact or interrupt service to our merchants, their buyers and others who use our services, harm our reputation, subject us to significant liability and adversely affect our business and financial results.
We operate in an industry that is prone to cyberattacks. Our products and services involve the collection, storage, processing and transmission of a large amount of data. Failure to prevent or mitigate security breaches and improper access to or disclosure of our data, merchant data and data of buyers shopping with our merchants, including personal information, or payment information from merchants and their customers, could result in the loss, modification, disclosure, destruction or other misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, viruses, social engineering (such as spear phishing attacks), scraping and general hacking continue to be prevalent in our industry. As a result of our increased visibility, the size of our merchant base and the increasing amount of confidential information we process, we believe that we are increasingly a target for such breaches and attacks, in particular because attackers tend to focus their efforts on popular offerings with a large user base. Our remote-first work environment could also impact the security of our platform and systems as well as our ability to prevent attacks or respond to them quickly.
We have experienced such attacks in the past and may experience such attacks in the future. Such attacks may result in an interruption of service on our platform or the loss or unauthorized disclosure of confidential information. For example, we have been subject to system interruptions and delays including as a result of distributed denial of service ("DDoS attacks"), a technique used by hackers to take an internet service offline by overloading its servers. A DDoS attack or security breach could delay or interrupt service to our merchants and their buyers and may deter buyers from visiting our merchants’ shops.
We have a defense-in-depth approach to resist such attacks and minimize our risks, but we cannot guarantee that our approach and infrastructure are or will be adequate to prevent cyberattacks, network and service interruption, system failure or data loss or misuse, or detect security breaches. We cannot provide any assurances that we will be able to react in a timely manner to any cyberattack or other security incident, or that our remediation efforts will be successful. Our business and operations span numerous countries and involve thousands of employees, contractors, merchants, developers, partners and other third parties. At any given time, we face known and unknown cybersecurity risks and threats that are not fully mitigated. We expect to continue to harden our infrastructure to adapt to evolving tactics, techniques and procedures to make us more resilient.

Moreover, our platform, our apps and third-party apps available for our platform have been in the past, and in the future could be breached if vulnerabilities in our platform or third-party apps are exploited by unauthorized third parties or due to employee, contractor or vendor error, malfeasance, or otherwise. Such exploitation may expose merchant or buyer data and negatively impact Shopify’s business and reputation, regardless of the fact that the breach may be outside of Shopify’s control (for example, in connection with a breach of a third-party application). Further, third parties may attempt to fraudulently induce employees, contractors, merchants or partners into disclosing sensitive information such as usernames, passwords or other information or otherwise compromise the security of our internal networks, electronic systems and/or physical facilities in order to gain access to our data or our merchants’ data. Because techniques used to obtain unauthorized access change frequently and the size and severity of attacks and security breaches are increasing across the industry, we may be unable to implement adequate preventative measures or stop attacks or security breaches while they are occurring.
Any actual or perceived security incident could damage our reputation and brand, expose us to a risk of litigation and possible liability and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by a security incident. Many jurisdictions have enacted laws requiring companies to notify individuals, customers or government regulators of data security breaches involving certain types of personal data and our agreements with certain merchants and partners require us to notify them in the event of a security incident. In addition, we have provided in the past, and may provide in the future, voluntary notification to merchants, customers or individuals of data security incidents, regardless of any legal or contractual obligation to do so. Any such notifications may be costly, could lead to negative publicity, scrutiny and/or fines from regulators and may cause our merchants to lose confidence in the effectiveness of our data security measures. Moreover, if a high profile security breach occurs with respect to a competitor, retailer or other commerce-related platform, merchants and buyers may lose trust in our business model or commerce more generally, which could adversely impact our and our merchants’ businesses. Any of these events could harm our reputation or subject us to significant liability, and materially and adversely affect our business and financial results.
If we fail to improve and enhance the functionality, performance, reliability, design, security and scalability of our platform and innovate and introduce new solutions in a manner that responds to our merchants’ evolving needs, our business may be adversely affected.
The markets in which we compete are characterized by constant change and innovation and we expect them to continue to evolve rapidly. Our success has been based on our ability to identify and anticipate the needs of our merchants and design and maintain a platform that provides them with the tools they need to operate their businesses. Our ability to attract new merchants, retain revenue from existing merchants and increase sales to both new and existing merchants will depend in large part on our ability to continue to improve and enhance the functionality, performance, reliability, design, security and scalability of our platform and to innovate and introduce new solutions. If we fail to anticipate and address merchants' rapidly changing needs and expectations or adapt to emerging trends, our reputation could be harmed and our business, operating results and financial condition could suffer.
Furthermore, we expect adoption of our platform and solutions by Shopify Plus merchants and enterprise-level businesses to increase. As the number of merchants with higher volume sales increases, so does the need for us to offer increased functionality, performance, reliability, scalability and support, which requires us to devote additional resources to such efforts. To the extent we are not able to enhance our platform’s functionality to satisfy these requirements, our business, operating results, reputation and financial condition could be adversely affected.
We may experience difficulties with software development that could delay or prevent the development, introduction or implementation of new solutions and enhancements. We must also continually update, test and enhance our software platform. The continual improvement and enhancement of our platform requires significant investment and we may not have the resources to make such investment. We may make significant investments in new solutions or enhancements that may not achieve expected returns and such solutions or enhancements may not result in our ability to recoup our investments in a timely manner, or at all. The improvement and enhancement of the functionality, performance, reliability, design, security and scalability of our platform is expensive and complex, and to the extent we are not able to execute on these efforts in a manner that responds to our merchants’ evolving needs, our business, operating results and financial condition will be adversely affected.
The impact of worldwide economic conditions, including the resulting effect on spending by merchants or their buyers, may adversely affect our business, operating results and financial condition.
Our performance is subject to worldwide economic conditions and their impact on levels of spending by merchants and their buyers. These conditions are impacted by events outside of our control, which may have a long-term impact on the global economy. A portion of the merchants that use our platform are small businesses. Such merchants may be disproportionately affected by economic downturns or disruptions, especially if they sell discretionary goods, and may choose to allocate their spending to items other than our platform, especially in times of economic uncertainty or recessions.
Economic downturns, financial market volatility or other negative macroeconomic factors such as tariffs or inflation, have in the past and may in the future impact buyer confidence and spending, and adversely impact consumer spending, which could result in merchants who use our platform going out of business or deciding to stop using our services in order to conserve cash, or otherwise adversely affect the amount of commerce transacting through our platform and our ability to generate revenue. Challenging economic conditions may also adversely affect third parties with whom we have entered into relationships and upon which we depend in order to grow our business. Uncertain and adverse economic conditions may also lead to increased refunds and chargebacks, any of which could adversely affect our business.
Furthermore, we hold marketable securities in our cash management program and from strategic partnerships and investments that are subject to general credit, liquidity, market, foreign exchange and interest rate risks, which may be exacerbated by certain events that affect the global financial markets. If global credit and equity markets decline for extended periods, or if there is a downgrade of the securities within our cash management program portfolio, the investment portfolio may be adversely affected and we could determine that our investments have experienced an other-than-temporary decline in fair value, requiring impairment charges that could adversely affect our financial results. Thus, if general macroeconomic conditions deteriorate, our business and financial results could be adversely affected.
We currently rely on two suppliers to provide the technology we offer through Shopify Payments.
At present, we have payment service provider agreements with Stripe, Inc. ("Stripe") and PayPal, Inc. ("PayPal") and their respective affiliates (together, our "Payment Service Providers"). Upon completion of the existing term, the Stripe agreement automatically renews every 12 months, unless either party terminates the agreement earlier. The PayPal agreement, following its initial term, automatically renews every 12 months, unless either party terminates the agreement earlier. These agreements directly support Shopify Payments and, at this time, any disruption or problems with our Payment Service Providers or their services could have an adverse effect on our reputation, results of operations and financial results. We have the ability, under our current agreements, to integrate alternative payment service providers for Shopify Payments. However, if our Payment Service Providers were to terminate their relationships with us before an alternative payment service provider was fully integrated, we could incur substantial delays and expense, and the quality and reliability of such alternative payment service provider may not be comparable.
Our growth depends in part on the success of our strategic relationships with third parties.
We anticipate that the growth of our business will continue to depend on third-party relationships, including strategic partnerships and relationships with software developers, affiliates, payment processors, technology, fulfillment and shipping partners, providers of online sales channels, providers of AI technology and solutions, systems integrators and other partners. We rely on computer hardware and software licensed from and services rendered by third parties in order to provide our solutions and run our business, sometimes by a single-source supplier. Identifying, negotiating and documenting relationships with third parties requires significant time and resources as does integrating third-party content and technology. Some of the third parties that sell our services, or provide additional services on our platform, have direct contractual relationships with our merchants, and therefore we risk the loss of such merchants if the third parties fail to perform their obligations. Our agreements with cloud hosting, technology, content and consulting providers are typically non-exclusive and do not prohibit such service providers from working with our competitors or from offering competing services. These third-party providers may choose to terminate their relationship with us or to make material changes to their businesses, products or services.
The success of our platform depends, in part, on our ability to integrate third-party apps, themes and other offerings into our third-party ecosystem. Third-party developers and partners may change the features of their apps, themes and other offerings or alter the terms governing the use of their offerings in a manner that is adverse to us and our merchants. If third-party apps and themes change such that we do not or cannot maintain the compatibility of our platform with these apps and themes, or if we fail to ensure there are third-party apps and themes that our merchants desire to add to their shops, demand for our platform could decline and merchants may see decreased sales, which in turn would impact our operating results. These third-party apps can be subject to disruptions for reasons beyond our control that could have an adverse effect on us. We are also dependent on the interoperability of our platform with third-party mobile devices and mobile operating systems, as well as web browsers and application stores that we do not control. If we are unable to maintain technical inter-operation, our merchants may not be able to effectively integrate our platform with other systems and services they use. We may also be unable to maintain our relationships with certain third-party vendors if we are unable to integrate our platform with their offerings. In addition, third-party developers may refuse to partner with us or limit or restrict our access to their offerings. Partners may also impose additional restrictions on the ability of third parties like Shopify and our merchants to access or use data from their customers or users. Such changes could functionally limit or terminate our ability to use these third-party offerings with our platform, which could negatively impact our solution offerings and harm our business. If we fail to integrate our platform with new third-party offerings that our merchants want or need, or do not adapt to the data transfer requirements of such third-party offerings, we may not be able to offer the functionality that our merchants and their buyers expect, which would negatively impact our offerings and, as a result, harm our business.
We also rely on third parties to manufacture certain of our POS products. We require suppliers of our products to comply with laws and standards on labor, health and safety, the environment, human rights and business ethics, but we do not directly control them or their practices or standards. If any of these suppliers violates laws or implements practices or standards regarded as unethical, corrupt or non-compliant, we could experience and have in the past experienced supply chain disruptions, government actions or fines, litigation, merchant and other stakeholder dissatisfaction and canceled orders, which may damage our reputation and impact our business operations.
Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our platform. In addition, third-party service providers may not perform as expected under our agreements or under their agreements with our merchants, and we or our merchants may in the future have disagreements or disputes with such providers. If we lose access to products or services from a particular supplier, or experience a significant disruption in the supply of products or services from a current supplier, especially a single-source supplier, it could have an adverse effect on our business and operating results.
Our use of AI and machine learning may present additional risks, including risks associated with the use of AI algorithms and tools, the data sets used to train AI-powered models, the content produced by AI and the complex, developing regulatory environment.
Shopify does not currently develop its own foundational AI models, rather, we develop ways to incorporate AI-powered tools into select products we offer to merchants, in order to support elements of their business operations as well as into certain of our internal business operations. We are making investments in expanding the AI capabilities available in our products, including the ongoing deployment and improvement of existing machine learning and AI technologies. AI algorithms may be flawed and datasets may be insufficient or contain biased information. AI tools and algorithms may rely on third-party AI with unclear intellectual property rights or interests. Intellectual property ownership and license rights, including copyright, of generative and other AI output, have not been fully interpreted by courts or lawmakers, and we cannot predict how future interpretations may impact our business. Certain jurisdictions have enacted, or are considering the enactment, of comprehensive legal compliance frameworks specifically related to AI. Any failure or perceived failure by us, our service providers or our merchants to comply with such requirements, if applicable, could have an adverse impact on our business. Additionally, AI decisions or output that are based (partially or solely) on automated processing or profiling, inappropriate or controversial data practices, or insufficient disclosures regarding AI-generated content, may: undermine the decisions, predictions, analysis or solutions AI tools produce; lead to unintentional bias or discrimination; or impair the acceptance of AI solutions, subjecting us to legal liability, regulatory investigations, or competitive, reputational or other harm, which may negatively impact the value of our business, our intellectual property and our brand. The rapid evolution of AI and machine learning may require us to allocate additional resources to help implement AI and machine learning in a responsible and ethical way, in order to minimize unintended or harmful impacts, and may also require us to make investments in the development of proprietary datasets, machine learning models or other systems, which could be costly and negatively impact our profitability.
Our limited operating history in new and developing markets and new geographic regions may increase the risk that our growth and expansion efforts will not be successful.
We operate in new and developing markets that may not develop as we expect and elements of our business strategy are new and subject to ongoing development. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increasing and unforeseen expenses as we continue to grow our business. If we do not manage these risks successfully, our business, results of operations and prospects could be harmed.
Our future success will depend in part upon our ability to continue to expand into new geographic regions and offer new products and we will face risks entering markets in which we have limited or no experience, which have additional complexity and in which we have limited or no brand recognition. It is costly to establish, develop and maintain international operations, and to promote our brand internationally. In addition, continuing to expand into new geographic regions, including those where the main language is not English, requires substantial expenditures and will take considerable time and attention, and we may not be successful enough in these new markets to recoup our investments in a timely manner, or at all. Our efforts to expand into new geographic regions may not be successful, which could limit our ability to grow our business.
Our business is susceptible to risks associated with international operations, including international sales and the use of our platform in various countries.
We currently have merchants in more than 175 countries and we expect to continue to expand our international operations and penetration in international markets in the future and to operate with a global workforce in a remote-first work environment. However, our international sales and the use of our platform in various countries subject us to risks that we do not generally face with respect to domestic sales within North America. These risks include, but are not limited to:
•greater difficulty in enforcing contracts, including our terms of service and other agreements;
•burdens, complexity and potential delays involved with compliance with foreign laws and regulations and laws and regulations potentially applicable to international or cross-border operations including tariffs and customs, export controls, taxation, copyright, consumer protection, international trade, anti-money laundering, sanctions laws and data privacy and data localization laws that may require that merchant and buyer data and data of consumers with whom we have a direct relationship be stored and processed in a designated territory;
•potentially restrictive actions by foreign governments or regulators, including actions that prevent or limit access to our platform, services, apps or websites and uncertainty regarding liability for services and content;
•changes in trade or investment policies, treaties and tariffs (which may affect trade within North America as well as other countries);
•difficulties in managing systems integrators and technology partners;
•differing technology standards and different strategic priorities for merchants in various jurisdictions and costs and difficulties associated with localizing our platform and solutions including developing products in multiple languages and tailored for local preferences including challenges supporting our merchants as we implement new products and solutions to enable them to sell internationally;

•changes in tax laws, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents or adverse outcomes resulting from tax examinations;
•increased financial accounting and reporting burdens and complexities and increased exposure in foreign jurisdictions with growing international operations;
•different employee/employer relationships and different legal and statutory regimes, including more restrictive labor laws and regulatory environments and the existence of work councils and labor unions and statutory equity requirements;
•difficulties in implementing appropriate systems, policies, benefits and compliance programs;
•uncertain political and economic climates and increased exposure to global political, economic and social risks that may impact our operations or our merchants' operations and/or decrease consumer spending, in particular on goods, including the impact of global health emergencies, supply chain disruptions, trade disputes or tariffs, terrorism, war, natural disasters and other events;
•lower levels of credit card usage and increased payment risks;
•currency exchange rates and restrictions related to foreign exchange controls;
•reduced or uncertain protection for intellectual property rights in some countries and risks associated with operating in locations with higher incidence of corruption or fraudulent business practices;
•new and different sources of competition;
•lower levels of consumer spending; and
•restricted access to and/or lower levels of use of the internet.
These factors may cause our international costs of doing business to exceed our comparable domestic costs and may also require significant management attention and financial resources. Any negative outcome from our international business efforts could adversely affect our business, results of operations and financial condition. Many of our partners also have international operations and are also subject to these risks and if such partners are unable to appropriately manage these risks, our business may be harmed.
We are dependent on the continued services and performance of our senior management and other key employees, the loss of any of whom could adversely affect our business, operating results and financial condition.
Our future performance depends on the continued services and contributions of our senior management, including our Chief Executive Officer, Tobias Lütke, and other key employees to execute on our business plan and to identify and pursue new opportunities and product innovations. The failure to properly manage succession plans, develop leadership talent and/or the loss of services of senior management or other key employees could significantly delay or prevent the achievement of our strategic objectives. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives, which could disrupt our business. The loss of the services of one or more of our senior management or other key employees for any reason could adversely affect our business, financial condition, operating results and corporate culture and may require significant amounts of time and resources to identify suitable replacements and integrate them within our business.
If we are unable to attract, retain and motivate qualified personnel or maintain and continue to evolve our corporate culture, our business will be harmed.
Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. Our ability to identify, hire, develop, motivate and retain qualified personnel will directly affect our ability to maintain and grow our business, and such efforts will require significant time, expense and attention. Our inability to attract or retain qualified personnel or delays in hiring required personnel may seriously harm our business, financial condition and operating results. Our ability to continue to attract and retain highly skilled personnel, specifically employees with technical and engineering skills and skills in emerging technologies such as AI will be critical to our future success and the demand and competition for such specialized talent may be high. Our remote-first work model may negatively impact our ability to attract, train and retain talent.
Our compensation arrangements may not always be successful in attracting new employees and retaining and motivating our existing employees. Our Flex Comp compensation system provides employees with a single total compensation amount that is allocated between cash and equity awards at the discretion of the employees, subject to certain restrictions. While we believe Flex Comp will help to attract, retain and motivate qualified personnel, there can be no assurance that this system will result in the benefits we expect, and we may be required to grant additional awards or offer alternative forms of compensation to attract and retain highly skilled personnel. In addition, the ability of employees to choose the allocation of their compensation between cash and equity may result in variability in our cash and stock-based expenses from quarter to quarter, which may introduce some volatility in our reported financial results.
In addition, we believe that our corporate culture plays an instrumental role in our success, as it fosters innovation and teamwork, as well as technologically advanced and well-crafted software and products. In order to support our growth, we must effectively integrate, develop and motivate employees working remotely in various countries around the world, while at the same time preserving the benefits created by our corporate culture. Over time, it may become harder to maintain our corporate culture and we may be forced to change it in response to unexpected circumstances beyond our control. Such changes could limit our ability to innovate and operate effectively. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, to continue to perform at current levels or to execute on our business strategy effectively and efficiently.
We use third-party cloud service providers to deliver our platform services. Any disruption of services from our cloud service providers could harm our business.
We currently manage our platform services and serve all of our merchants through third-party cloud computing services, such as Google Cloud Platform. If, for any reason, we are required to migrate our computing to other cloud service providers, such a transition could require significant time and expense and our business could be adversely impacted.
Our third-party cloud service providers do not guarantee that access to our platform will be uninterrupted or error-free. Any damage to, or failure of, our providers' systems could result in interruptions to our platform. Interruptions in our services would reduce our revenue, subject us to potential liability and adversely affect our ability to retain our merchants or attract new merchants and would also impact our relationships with partners and consumers using applications integrated into our platform. The performance, reliability and availability of our platform is critical to our reputation and our ability to attract and retain merchants, partners and consumers with whom we have a direct relationship. If service interruptions occur, merchants, partners or buyers could share information about negative experiences on social media, which could result in damage to our reputation and loss of future sales. The property and business interruption insurance coverage we carry may not be adequate to compensate us fully for losses that may occur. In addition, the hosting costs for our cloud services have increased over time and may increase further if we continue to require more computing or storage capacity and such capacity may not be available on the same terms or with the same costs or at all. These costs could adversely impact our business and financial condition.
Our business is subject to complex and changing laws and regulations worldwide, which may expose us to liability, increase costs or have other adverse effects that could harm our business.
We are subject to varied and complex laws, regulations and customs around the world. These laws and regulations may relate to data privacy and data localization laws, copyright or similar laws, anti-spam laws, competition laws and laws related to online platform liability, content moderation, consumer protection, counterfeiting, financial services, cross-border and domestic money transmission, product liability, employment, taxation, anti-money laundering, sanctions, anti-corruption, securities laws and export control, among others. Compliance with such laws is costly and can require changes to our business practices and significant management time and effort.
These laws are continuously evolving, particularly as they relate to internet and multi-channel commerce platforms. Additionally, many of these laws do not address the unique issues raised by online platforms and ecommerce and those that do are often intended to target consumer-facing marketplaces that are differently situated than Shopify's core services. New laws, including those governing the internet, online platforms, AI and competition, potential amendments to existing laws and ongoing regulatory and judicial interpretation of existing laws may be interpreted in a manner that restricts the scope of applicable protections, creates liability, costs or uncertainty for us and our merchants, or limits our ability to operate our platform or offer some of our products, which could in turn place us at a competitive disadvantage, subject our partners to restrictions that may impact our operations, or otherwise negatively impact our business.
Additionally, if one of our products is found to violate applicable laws or is perceived negatively by regulatory authorities or if merchants, partners or third parties with whom we work violate applicable laws or our policies, those violations could result in other liabilities for us and could harm our business. Such violations may also negatively impact our reputation and brand in ways that could cause additional harm to our business, for example creating a negative consumer or regulatory perception around use of our products.
Payments processed through Shopify Payments, Shop Pay Installments or payments processed or funds managed through Shopify Balance may subject us to regulatory requirements, additional fees and other risks that could be costly and difficult to comply with or that could harm our business. These financial products may also increase the risk of fraud and expose Shopify or our merchants to additional costs or liabilities.
We are subject to risks related to payments processed through Shopify Payments, Shop Pay Installments and Shopify Balance. Such risks include:
•we pay interchange and/or other fees on these transactions, which may increase our operating expenses;
•if we are unable to maintain our chargeback rate at acceptable levels, or comply with other applicable network rules, our credit card fees may increase, we may receive fines from credit card networks, or credit card issuers may terminate their relationship with us or with particular merchants on our platform;
•increased costs and diversion of management time and effort and other resources to deal with fraudulent transactions or chargeback disputes, which may increase in an economic downturn;
•potential fraudulent or otherwise illegal activity by merchants, their buyers, developers, employees, consultants or third parties which could lead to increased fines or liabilities, in particular there is a risk of unauthorized account access and unauthorized transactions for Shopify Balance where funds cannot be recovered or reversed, which may lead to increased costs or liabilities for Shopify;
•exposure to transaction losses on Shopify Payments, Shop Pay Installments and Shopify Balance as a result of unrecovered merchant transactions due to returns and disputes;
•restrictions on funds or required reserves related to payments; and
•additional disclosure and other requirements, including new onboarding authentication, reporting regulations and new credit card network rules.
We are required by our payment processors to comply with payment card network operating rules and we have agreed to reimburse our payment processors for any fees or fines they are assessed by payment card networks as a result of any rule violations by us or our merchants. The payment card networks have discretion to both set and interpret the card rules. In addition, we face the risk that one or more payment card networks or other processors may, at any time, assess penalties against us, against our merchants, or terminate our ability to accept credit card payments or other forms of online payments from buyers, which would have an adverse effect on our business, financial condition and operating results.
If we fail to comply with the payment card network rules, including the Payment Card Industry Data Security Standard, we would be in breach of our contractual obligations to our payment processors, financial institutions, partners and merchants. Such failure to comply may subject us to fines, penalties, damages, higher transaction fees and civil liability, and could eventually prevent us from processing or accepting payment cards or could lead to a loss of payment processor partners, even if there is no compromise of customer information.
We or our partners are currently subject to a variety of laws and regulations in various jurisdictions related to payment processing, including those governing cross-border and domestic money transmission, prepaid and other payment access instruments, electronic funds transfers, foreign exchange, anti-money laundering, counter-terrorist financing, banking and import and export restrictions. Depending on how Shopify Payments, Shop Pay Installments, Shopify Balance and our other merchant solutions evolve, we may be subject to additional laws, either in existing or new jurisdictions. In some jurisdictions, the application or interpretation of these laws and regulations is not clear. Our efforts to comply with these laws and regulations could be costly and result in diversion of management time and effort and may still not guarantee compliance. In the event that we are found to be in violation of any such legal or regulatory requirements, we may be subject to monetary fines or other penalties such as a cease and desist order, or we may be required to make changes to our platform, any of which could have an adverse effect on our business, financial condition and results of operations.
Our brand is integral to our success. If we fail to effectively maintain, promote and enhance our brand, our business and competitive position may be harmed.
We believe that maintaining, promoting and enhancing the Shopify brand is critical to expanding our business. Maintaining and enhancing our brand will depend largely on our ability to continue to provide high-quality, well-designed, useful, reliable and innovative solutions, which we may not do successfully. Errors, defects, disruptions or other performance problems with our platform, including with third-party apps, or with our other products, may harm our reputation and brand. We may introduce new solutions or terms of service that our merchants and their buyers do not like, which may negatively affect our brand. Additionally, if our merchants or their buyers have a negative experience using our solutions or third-party solutions integrated with Shopify, or if our merchants do not receive a consistently high level of customer service from our support team, such experiences may affect our brand. Our Shopify Partner Directory enables independent designers, developers and marketers to offer their services to merchants who engage them directly. Our reputation may be harmed if any of the services provided by these third parties does not meet our merchants’ expectations.
We receive media coverage globally. Any unfavorable media coverage or negative publicity about our industry or our company including, without limitation, the quality and reliability of our platform, our level of customer service, privacy and security practices, product changes, our business operations, litigation, or regulatory activity, or regarding the actions of our partners or merchants, could seriously harm our reputation. Critics have in the past and may in the future utilize the internet, the press and other means to publish negative views of our industry, our company and our competitors, our employees, or make allegations regarding our business and operations, or the business and operations of our competitors. We may be the recipient of similar negative publicity or allegations in the future, which could adversely affect the size, demographics, engagement and loyalty of our merchants, result in decreased revenues, divert the attention of management, cause fluctuations in the market price of our Class A subordinate voting shares and negatively impact our business and reputation.
We believe that the importance of brand recognition will continue to increase as competition in our market increases. In addition to our ability to provide reliable and useful solutions at competitive prices, successful promotion of our brand will depend on the effectiveness of our marketing efforts. We market our platform through advertisements on search engines and social networking and media sites and paid banner advertisements on other websites, partner and affiliate channels and through a number of free traffic sources, including customer referrals, word-of-mouth and search engines. We also use a number of offline marketing channels as well, including audio, television and direct mail to attract new merchants. Additionally, the success of our brand promotion efforts is partly dependent on our visibility on third-party advertising platforms and changes in the way these platforms operate or changes in their terms or data use practices could make marketing and promotion of our platform and brand more expensive and difficult thereby limiting our success as a business.
We have incurred net losses in the past and we expect to make substantial investments in our business in the future. As such, we may be unable to maintain our profitability in the future.
In prior years, we incurred net losses and have also had an accumulated deficit. These losses and accumulated deficit were a result of the substantial investments we made to grow our business and we expect to make significant investments in our business in the future, including with respect to key talent, sales and marketing, research and development, the creation and implementation of new products and services, the functionality of our platform, merchant service and support, security and operational requirements, our network infrastructure, acquisitions and the expansion of our international operations. Historically, our costs have increased each year due to these factors and we expect to continue to incur increasing costs to support our anticipated future growth. While we are focused on our costs relative to our future revenue growth, certain costs may be more difficult to predict or outside of our control and increased investments and expenditures may make it difficult for us to maintain profitability. For example, if the costs associated with acquiring new merchants materially rise in the future, including the fees we pay to third parties to market our platform, our expenses may rise significantly. Therefore, we cannot predict if we will maintain profitability over time. If we are unable to generate adequate revenue growth and manage our expenses, we may incur significant losses in the future and we may not be able to maintain our profitability on a consistent basis.
We have previously made, and may make in the future, decisions that could negatively impact our short-term operating results if we believe those decisions will improve the experiences of our merchants and their buyers and/or if we believe such decisions will improve our operating results over the long term. These decisions may not be consistent with the expectations of investors and may not produce the long-term benefits that we expect, in which case our business may be materially and adversely affected.
If our software or hardware contain undetected errors or defects, our business, financial condition and results of operations could be adversely affected.
The software underlying our platform is complex and, despite internal testing, may contain errors, defects, security vulnerabilities or software bugs that are difficult to detect and correct, particularly when first introduced or when new versions or enhancements are released. Any failure to successfully correct such errors, defects, security vulnerabilities or software bugs in a timely manner, or at all, could result in lost revenue, significant expenditures of capital, a delay or loss in market acceptance, litigation and damage to our reputation and brand, any of which could have an adverse effect on our business, financial condition and results of operations. Furthermore, our platform is a multi-tenant cloud-based system that allows us to deploy new versions and enhancements to all of our merchants simultaneously. To the extent we deploy new versions or enhancements that contain errors, defects, security vulnerabilities or software bugs to all of our merchants simultaneously, the consequences would be more severe than if such versions or enhancements were only deployed to a smaller number of our merchants. Additionally, our POS hardware products have had in the past and may in the future have defects in design, manufacture or associated software. These defects may expose us to product liability claims, product replacements or modifications, write-offs of inventory, litigation or regulatory action including claims due to personal injury, death and environmental or property damage. We could incur significant expenses, lost revenue and reputational harm as a result of recalls, safety alerts, product liability claims or regulatory actions, particularly if we fail to prevent, detect or address such issues through design, testing or warranty repairs.
Evolving data protection and privacy laws and regulations, cross-border data transfer restrictions, data localization requirements and other domestic or foreign laws or regulations may limit the use and adoption of our services, expose us to liability, or otherwise adversely affect our business.
Laws and regulations related to data protection and privacy, and their interpretations, concerning the collection, processing and disclosure of consumer personal information are constantly evolving. Many of these laws and regulations, including Canada’s Personal Information Protection and Electronic Documents Act, the European Union’s General Data Protection Regulation ("GDPR"), the European Union’s ePrivacy Directive, the United Kingdom’s General Data Protection Regulation, the California Consumer Privacy Act ("CCPA"), the California Consumer Privacy Rights Act, applicable provincial and state laws and regulations, as well as those of other applicable jurisdictions contain detailed requirements regarding collecting and processing personal information, and impose certain limitations on how such information may be used, the length for which it may be stored, with whom it may be shared and the effectiveness of consumer consent. In addition to comprehensive U.S. state privacy laws and regulations that have gone into effect or will go into effect in the future, similar laws are being proposed elsewhere, which impose additional obligations such as additional rights processes, new contractual requirements, opt outs for certain uses and disclosures of sensitive personal information and opt outs from sharing personal information for targeted advertising.
Such laws and regulations could restrict our ability to store and process personal data (in particular, our ability to use certain data for purposes such as risk or fraud avoidance, marketing or advertising), to control our costs by using certain vendors or service providers and to offer certain services in certain jurisdictions. Moreover, such laws could restrict our merchants’ ability to run their businesses, for example by limiting their ability to effectively market or advertise to interested buyers and, in general, by increasing the resources required to operate their business. This could reduce our revenues and the general demand for our services. Additionally, such laws and regulations are often inconsistent and may be subject to amendment or re-interpretation, which may cause us to incur significant costs and expend significant effort to ensure compliance. Given that requirements may be inconsistent and evolving, how we choose to respond to these requirements globally may not meet the expectations of individual merchants, their buyers or other stakeholders, which could thereby reduce the demand for our services. Finally, some merchants, partners or service providers may respond to these evolving laws and regulations by asking us to make certain privacy or data related contractual commitments that we are unable or unwilling to make or by placing restrictions on how data may be used. Restrictions imposed by our partners or other third parties may also impair our merchant's ability to sell or market their products, which could affect the demand for our platform. Any of these responses or restrictions could lead to a loss of current or prospective merchants or other business relationships.
Certain laws and regulations also include restrictions on the transfer of personal information across borders or apply with extra-territorial effect. Because our services are accessible worldwide, certain foreign jurisdictions may claim that we are required to comply with such laws even in jurisdictions where we have no local entity, employees or infrastructure. Some of these laws include strict localization provisions that require certain data to be stored within a particular region or jurisdiction. We rely on a globally distributed infrastructure in order to be able to provide our services efficiently, and consequently may not be able to meet the needs of merchants who are located in or otherwise subject to such localization requirements, which may reduce the demand for our services.
Other laws and regulations, like the GDPR, generally prohibit cross-border data transfers and onward transfers unless specific conditions are met, such as a determination that a jurisdiction provides an "adequate" level of data protection or the existence of other "appropriate safeguards" that provide some assurances as to the treatment and protection of such data. We rely on a variety of these mechanisms, including the European Commission Decision 2002/2/EC regarding the adequacy of Canadian law and Standard Contractual Clauses, and eventually intend to rely on Binding Corporate Rules for transfers between Shopify entities, to strengthen our ability to efficiently provide our services around the globe at scale. If we are no longer able to rely on a particular transfer mechanism or are otherwise unable to transfer personal information across borders, we may not be able to operate in certain jurisdictions, which may reduce the demand for our services and limit our opportunities for international growth. As the enforcement landscape further develops, and supervisory authorities issue further guidance on international data transfers, we could encounter additional costs, complaints, regulatory investigations or fines.
Beyond impacting the demand for our services, our failure to comply with applicable privacy and data protection laws or regulations could expose us to significant fines and penalties as well as injunctions imposed by regulators, and has in the past and could in the future expose us to legal claims by our merchants, or their buyers, or other relevant stakeholders. Some of these laws, such as the CCPA, permit individual or class action claims for certain alleged violations, increasing the likelihood of such legal claims. Similarly, many of these laws require us to maintain internal and external documentation, such as an online privacy policy, data protection impact assessments, records of processing activities, and other informational pages or documents that disclose or record our practices regarding the collection, processing and disclosure of personal information. If these records or disclosures contain any information that a court or regulator finds to be inaccurate, we could also be exposed to legal or regulatory liability. Any such proceedings or violations could force us to spend money in defense or settlement of these proceedings, result in the imposition of monetary liability or demanding injunctive relief, divert management’s time and attention, increase our costs of doing business and materially adversely affect our reputation.
We have in the past made, and in the future may make, acquisitions, divestitures and investments, which could divert management’s attention, result in operating difficulties and dilution to our shareholders and otherwise disrupt our operations and adversely affect our business, operating results or financial position.
From time to time, we evaluate potential acquisitions, divestitures and strategic investment opportunities to support our business initiatives. Any transactions that we enter into could be material to our financial condition and results of operations. Acquisitions, divestitures and investments involve a number of risks, such as:
•diversion of management time and focus from operating our business;
•use of resources that are needed in other areas of our business;

•in the case of an acquisition:
◦implementation or remediation of controls, procedures and policies of the acquired company;
◦difficulty integrating the operations of the acquired company;
◦coordination of product, engineering and sales and marketing functions, as applicable, including difficulties and additional expenses associated with supporting legacy services and products and hosting infrastructure of the acquired company, as applicable, difficulties associated with supporting new products or services, difficulty converting the customers of the acquired company onto our platform, as applicable, and difficulties associated with contract terms, including disparities in the revenues, licensing, support or professional services model of the acquired company;
◦retention and integration of employees from the acquired company; and
◦in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries.
•unforeseen costs or liabilities;
•adverse effects to our existing business relationships with partners and merchants as a result of the acquisition or investment;
•the possibility of adverse tax consequences;
•the possibility of unforeseen brand or reputational harm;
•fluctuations in the value of our strategic investments, impairment to the value of our investments or the failure to realize a return on such investments; and
•regulatory risks and litigation or other claims arising in connection with the acquired company or investment.
A significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns or if the valuations supporting our acquisitions or investments change, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations. Additionally, Shopify evaluates its investments to determine if the investment should be accounted for as an equity method investment based upon equity ownership, significant influence and ongoing involvement in the investee. Shopify's share of income and loss from current and any future investments accounted for as equity method investment may cause volatility to Shopify's earnings.
Acquisitions and investments may also result in dilutive issuances of equity securities, which could adversely affect our share price, or result in issuances of securities with superior rights and preferences to the Class A subordinate voting shares or the incurrence of debt with restrictive covenants that limit our future uses of capital.
In conjunction with our strategic investments, we have pursued, and expect to continue to pursue, strategic partnerships to enhance our platform's functionality, introduce new solutions and generate incremental revenue opportunities. If the parties with which we partner fail to perform their obligations to the expected standard or our strategic objectives, this could erode merchant trust, damage our reputation, make it more difficult for us to sell our solutions to new or existing merchants, and adversely affect our revenue. Additionally, a number of our strategic investments are in early-stage companies, some of which may not be revenue-generating and which are at a higher risk of winding down.
We may not be able to identify acquisition or investment opportunities that meet our strategic objectives, or to the extent such opportunities are identified, we may not be able to negotiate terms with respect to the acquisition or investment that are acceptable to us. In addition, the acquisitions and investments that we consummate may fail to achieve our strategic objectives, in which case we may shut down, divest or otherwise exit the acquired business or investment, which could harm our reputation and adversely affect our financial position and results of operations. Furthermore, liquidity in certain of our strategic investments is limited, which may affect our ability to exit such investments in a timely manner.

Shopify Capital and other financing and lending solutions are subject to additional risks relating to the availability of capital to fund merchants, the ability of our merchants to generate sales to remit receivables or make payments, general macroeconomic conditions, legal and regulatory risks and the risk of fraud.
Our financing and lending solutions include sales-based repayment loans and merchant cash advances ("MCAs"), together known as Shopify Capital, as well as Shopify Credit. These products are subject to additional risks. If we cannot source capital to fund loans, MCAs or charge cards, we might have to reduce the availability of these services, or cease offering them altogether. In the United States and certain international markets, we work with banking partners to offer lending products and MCAs, as applicable. If a partner were unable to continue to issue any of these products, we would have to incur costs to find an alternate partner or build our own program or cease offering lending products or MCAs in the applicable market. Additionally, a decline in macroeconomic conditions could lead to a decrease in the number of merchants eligible for one or more of these lending products or MCAs and/or increase the risk of fraud or non-payment. If more of our merchants cease operations, experience a decline in their sales or engage in fraudulent behavior, it would make it more difficult for us to obtain repayment of credit extended through lending products or to obtain the receivables purchased via MCAs. In addition, if we are unable to properly manage the risks of offering lending products or MCAs to merchants or if we fail to correctly predict the likelihood of timely repayment of lending products or likely remittances for MCAs, our business may be materially and adversely affected.
We may sell a percentage of Shopify Capital loans originated in the United States to third party investors. It is not possible for us to predict the future level of demand for the purchase of loans and, based on the terms of Shopify Capital's current and contemplated transactions, purchasers may terminate the purchase of these loans at any time. Purchases of loans may fluctuate based on a number of factors, some of which may be outside of our control, including, but not limited to, economic conditions, changes in the regulatory environment in the United States, the availability of alternative investments, changes in the terms of the loans, loans offered by other entities and prevailing interest rates. If any purchasers significantly reduce the dollar amount of the loans they purchase from us, we may be unable to sell those loans to another purchaser on favorable terms or at all. In addition, these loans are typically sold at a premium to par, and in excess of our costs. Our loan premiums fluctuate from time to time and are sold at variable prices, and we are not guaranteed a gain on all or any of our loan sales. If we are unable to sell loans on terms that are acceptable to us, we may need to secure additional sources of funding, use our balance sheet cash or reduce our origination of Shopify Capital loans. These actions may have an adverse effect on our results of operations, cash and liquidity position and future prospects. We may provide guarantees, indemnities and backstop repurchases for certain representation and covenant breaches related to the loans themselves as well as related to the servicing of those loans. We currently fund lending products including Shopify Credit using our balance sheet cash. Open lines of credit, such as Shopify Credit, pose liquidity risks to Shopify because Shopify must maintain enough cash to fund the use of these lines. Increased adoption of these new lending products may have an adverse effect on our cash and liquidity position unless we are able to secure external sources of funding.
We are also subject to legal and regulatory risks related to our lending and financing products and these risks increase with expansion into new geographies. If laws and regulations change subjecting lending products or MCAs to licensing or other issuing requirements, our costs associated may increase or we may decide to discontinue the program altogether or in part, and our business and results of operations would be negatively impacted.
We intend to continue to explore other products, models, structures and additional markets for Shopify's lending and financing products. We also intend to continue to explore additional funding options. Some of those models, structures and markets may require, or be deemed to require, additional procedures, partnerships, licenses, regulatory approvals or capabilities. Should we fail to expand and evolve our lending and financing products in this manner, or should new products, models, structures or markets or new regulations or interpretations of existing regulations, impose requirements on us that are impractical or that we cannot satisfy, the future growth and success of our lending products may be materially and adversely affected.

We may be unable to achieve or maintain data transmission capacity.
Our merchants often draw significant numbers of buyers to their shops over short periods of time, including from events such as new product releases, holiday shopping seasons and flash sales, which significantly increases the traffic and volume of transactions processed on our platform. Our servers may be unable to achieve or maintain data transmission capacity high enough to handle increased traffic or process orders in a timely manner. Our failure to achieve or maintain high data transmission capacity could significantly reduce demand for our platform and solutions and may require us to issue credits to merchants, which could negatively impact our financial position. Further, as we continue to attract larger merchants, the volume of transactions processed on our platform will increase, especially if such merchants draw significant numbers of buyers over short periods of time. In the future, we may be required to allocate resources, including spending substantial amounts of money, to build, purchase or lease additional equipment and upgrade our technology and network infrastructure in order to handle the increased load. Our ability to deliver our solutions also depends on the development and maintenance of internet infrastructure by third parties, including by our cloud service provider. Such development and maintenance includes the maintenance of reliable networks with the necessary speed, data capacity and bandwidth. If one of these third parties suffers from capacity constraints, our business may be adversely affected. In addition, because we and our merchants generate a disproportionate amount of revenue in the fourth quarter, any disruption in our merchants’ ability to process and fulfill customer orders in the fourth quarter could have a disproportionately negative effect on our operating results.
We may be subject to claims by third parties of intellectual property infringement or other third party or governmental claims, litigation, disputes or other proceedings.
The industries in which we operate are characterized by the existence of a large number of patents and frequent claims and related litigation regarding patents and other intellectual property rights. Third parties have in the past asserted, and may in the future assert, that our platform, hardware, solutions, technology, methods or practices, or hardware, solutions, technology, methods or practices of third parties we use such as open source software, infringe, misappropriate or otherwise violate their intellectual property or other proprietary rights. Such claims may be made by our competitors seeking to obtain a competitive advantage or by other parties. Additionally, non-practicing entities purchasing intellectual property assets for the purpose of making claims of infringement may attempt to extract settlements from us. The risk of claims may increase as the number of solutions that we offer and competitors in our market increases and overlaps occur. In addition, to the extent that we gain greater visibility and market exposure, we face a higher risk of being the subject of intellectual property infringement claims.
Additionally, third parties have in the past asserted, and may in the future assert, that we are directly or secondarily liable because a merchant or partner offered or sold products or services, or engaged in other conduct that infringes, misappropriates, or otherwise violates their intellectual property or other proprietary rights. Third parties have in the past asserted, and may in the future assert, that Shopify is not protected by laws or legal doctrines allowing a safe harbor to platforms for infringing content posted by the platform’s users. The risk of claims may increase as the number of merchants and partners using our services, and the variety of solutions that we offer increases.
Any such claims, regardless of merit, that result in litigation could result in substantial expenses, divert the attention of management, cause significant delays in introducing new or enhanced services or technology, materially disrupt the conduct of our business and have a material and adverse effect on our brand, business, financial condition and results of operations. Although we do not believe that our proprietary technology, processes and methods have been patented by any third party, it is possible that patents have been issued to third parties that cover all or a portion of our business. As a consequence of any patent or other intellectual property claims, we could be required to pay substantial damages, develop non-infringing technology, enter into royalty-bearing licensing agreements, stop selling or marketing some or all of our solutions, re-brand our solutions, or end our relationship with certain merchants or partners. We may also be obligated to indemnify our merchants or partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications or refund fees, which could be costly. If it appears necessary, we may seek to secure license rights to intellectual property that we are alleged to infringe at a significant cost, potentially even if we believe such claims to be without merit. If required licenses cannot be obtained, or if existing licenses are not renewed, litigation could result. Litigation is inherently uncertain and can cause us to expend significant money, time and attention to it, even if we are ultimately successful, and otherwise negatively affect our business and operating results.
We may also become subject to claims, lawsuits (including class action or individual lawsuits), government or regulatory investigations, inquiries or audits and other proceedings. The number and significance of legal disputes have increased as we have grown larger, as our business has expanded in scope and geographic reach, and as our platform and solutions have increased in complexity, and we expect we will continue to face additional legal disputes. We also receive significant media attention, which could result in increased litigation or other legal or regulatory reviews and proceedings. Such investigations and legal proceedings may have a material and adverse impact on us due to their costs, diversion of our resources and other factors.
Activities of merchants or partners or the content of our merchants' shops could damage our brand, subject us to liability and harm our business and financial results.
Our terms of service and acceptable use policy prohibit our merchants and our partners from using our platform to engage in illegal or otherwise prohibited activities and our terms of service and acceptable use policy permit us to terminate a merchant’s shop or a partner's account if we become aware of such use. Merchants or partners may nonetheless engage in prohibited or illegal activities on our platform in violation of our terms, policy and applicable laws and regulations, which could harm our reputation and may subject us to legal or regulatory claims or actions. Furthermore, our brand may be negatively impacted by the actions of merchants or partners that are deemed to be hostile, offensive or inappropriate. While we use technology to monitor for compliance with or eligibility for certain Shopify offerings, we do not proactively and comprehensively monitor or review the appropriateness of all content on all our merchants’ shops in connection with our services, and we do not have control over merchant activities or the activities in which our merchants’ buyers engage. The safeguards we have in place may not be sufficient for us to avoid regulatory action, liability or avoid harm to our brand, especially if such hostile, offensive, inappropriate or illegal use is high profile, which could adversely affect our business and financial results. Merchants using the platform may also operate businesses in regulated industries, which are subject to additional scrutiny, increasing the potential scrutiny and potential liability we could incur. In addition, due to our international expansion, we may be subject to international actions alleging that merchants’ store content violate laws in foreign jurisdictions, which could negatively affect our business and operations. The laws relating to the liability of online service providers are evolving and subject to challenge including claims related to defamation, product liability, libel, breach of contract, invasion of privacy, negligence, copyright or trademark infringement. Developments in these laws in various jurisdictions could subject us to liability, penalties or restrictions on our business.
There may be incidents of misuse of merchant or user data or other undesirable activity by third parties who have access to our platforms. We may not discover all such incidents or activity, whether as a result of our data or technical limitations, the scale of activity on our platform, the allocation of resources to other projects, or other factors, and we may be notified of such incidents or activity by the media, or other third parties. Such incidents and activities may include the use of merchant or user data or our systems in a manner inconsistent with our terms, contracts or policies. We may also be unsuccessful in our efforts to enforce our policies or otherwise remediate any such incidents. Consequences of any of the foregoing developments include negative effects on merchant and buyer trust and engagement, harm to our reputation and brands, changes to our business practices in a manner adverse to our business and adverse effects on our business and financial results. Any such developments may also subject us to litigation and regulatory inquiries, which could divert management's time and attention and subject us to monetary penalties and damages or other remedies.
Unanticipated changes in tax laws or adverse outcomes resulting from tax examinations could adversely affect our operating results and financial condition.
With sales and operations in various countries, we are subject to multiple forms of taxation in many jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have an adverse impact on our liquidity and results of operations. In particular, the application of tax laws to solutions provided over the internet is unclear and continuously evolving. New laws, statutes, rules, regulations or ordinances could be enacted at any time, possibly with retroactive effect, and could be applied solely or disproportionately to solutions provided over the internet. Such enactments could affect our effective tax rates and overall tax liability as well as the taxes applicable to our merchants or require us or our merchants to pay fines or penalties, as well as interest for past amounts. It is possible that the increased costs associated with these liabilities could negatively impact our operations.
We are subject to review and audit by tax authorities around the world. Although we believe that our tax payments and accruals are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, or the content of our tax filings or tax positions, which could result in additional tax, interest and penalties on us, which could have an impact on our results of operations.
Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:
•changes in business operations including entry into new businesses, products and geographies and increased sales or hiring in new geographies;
•changes in the valuation of our deferred tax assets and liabilities;
•tax effects of stock-based compensation including as a result of the price of our Class A subordinate voting shares;
•costs related to intercompany restructurings;
•changes in tax laws, regulations or interpretations thereof could result in additional taxes; or
•future earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated earnings in countries where we have higher statutory tax rates.
We currently conduct activities in the United States, Ireland, Singapore and other jurisdictions through our subsidiaries pursuant to transfer pricing arrangements that require affiliated companies to deal on an arm's length basis. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing policies are not binding on applicable tax authorities. Tax authorities may disagree with positions we have taken and successfully challenge our transfer pricing as not reflecting arm’s length principles. In that case, they could require us to adjust our transfer prices and reallocate income, which may result in a higher tax liability. Similarly, we may be subject to income tax in jurisdictions if tax authorities argue that our in-country activities could constitute a permanent establishment.
Taxing authorities may successfully assert that we should have collected or in the future should start collecting state, provincial or local business taxes, sales and use taxes or other indirect taxes on transactions by our merchants. If we are subject to liability for past or future sales by our merchants, it could harm our results of operations.
The application of indirect taxes, such as sales and use taxes, value-added taxes, goods and services taxes, digital service taxes, economic presence taxes and gross receipt taxes, to businesses like ours and to our merchants and their buyers is a complex and evolving issue. Many of the statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and online commerce. In many cases, it is not clear how existing statutes apply to commerce services provided over the Internet. There is a risk that various jurisdictions could assert that we are liable for indirect taxes or digital service taxes, which could be levied upon income or gross receipts, or for the collection of local sales and use taxes, value-added or other indirect taxes. This risk exists regardless of whether we are subject to domestic income tax or other taxes. Tax authorities are becoming increasingly active in asserting nexus for business activity tax purposes and imposing sales and use taxes and other indirect taxes on products and services provided over the internet. We may be subject to indirect taxes if a local tax authority asserts that our activities or the activities of any of our subsidiaries are sufficient to establish a nexus, including with respect to the distribution of solutions over the internet.
Each jurisdiction has different rules and regulations governing indirect sales and use taxes, and these rules and regulations are subject to varying interpretations that change over time. Various jurisdictions (including Canada and European Union member states) are seeking to impose additional reporting, record-keeping or indirect tax collection and remittance obligations on certain platforms that facilitate online commerce. In June 2018, the U.S. Supreme Court ruled in South Dakota v. Wayfair, Inc. that U.S. states may require collection of sales tax by companies that have no physical presence in the taxing state, and since the decision, many states have adopted or started to enforce laws relating to the collection and remittance of sales taxes in their jurisdiction by remote vendors and online marketplaces. The adoption and enforcement of such laws could require our merchants or us to incur substantial costs in order to comply, which could adversely affect buyer behavior, adversely affect some of our merchants and indirectly harm our business. Similar laws are being considered and/or implemented in other jurisdictions, where the application of value-added tax or other indirect taxes on online commerce is complex and evolving. When we believe we are subject to indirect taxes in a particular state or jurisdiction we undertake necessary steps to comply with the applicable rules and regulations. If a tax authority asserts that distribution of our solutions is subject to such taxes or additional reporting or record-keeping obligations, we or our merchants may need to incur additional costs and such additional costs may decrease the likelihood that merchants would purchase our solutions or continue to renew their subscriptions. We cannot assure that we will not be subject to indirect taxes or additional income taxes for past sales in jurisdictions where we currently believe no such taxes are required. New obligations to collect or pay taxes of any kind would increase our cost of doing business.
Our business and prospects would be harmed if changes to technologies used in our platform or new versions or upgrades of operating systems and internet browsers adversely impact the process by which merchants and buyers interface with our platform.
We believe the simple and straightforward interface for our platform has helped us to expand and offer our solutions to merchants with limited technical expertise. In the future, providers of internet browsers could introduce new features that would make it difficult for merchants to use our platform. In addition, internet browsers for desktop or mobile devices could introduce new features, change existing browser specifications such that they would be incompatible with our platform, or prevent buyers from accessing our merchants’ shops. Any changes to technologies used in our platform, to existing features that we rely on, or to operating systems or internet browsers that make it difficult for our merchants or their buyers to access our solutions, may make it more difficult for us to maintain or increase our revenues and could adversely impact our business and prospects.
We may be unable to obtain, maintain and protect our intellectual property rights and proprietary information or prevent third parties from making unauthorized use of our technology.
Our trade secrets, trademarks, trade dress, domain names, copyrights and other intellectual property rights are important to our business. We rely on a combination of confidentiality clauses, assignment agreements and license agreements with employees and third parties, patents, trade secrets, copyrights and trademarks to protect our intellectual property and competitive position, all of which offer only limited protection. The steps we take to protect our intellectual property require significant resources and may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. We may be required to use significant resources to monitor and protect these rights. Despite our precautions, it may be possible for unauthorized third parties to copy our platform and use information that we regard as proprietary to create services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our proprietary information may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, we hold a number of issued patents but, in many cases, would not be entitled to exclude or prevent our competitors from using our proprietary technology, methods and processes to the extent the patents we own are not infringed by our competitors. We expect to continue to expand internationally and, in some foreign countries, the mechanisms to enforce intellectual property rights may be inadequate to protect our technology, which could harm our business. In addition, we may not be able to acquire or maintain appropriate domain names in all countries in which we do business, or prevent third parties from acquiring domain names that may be used to impersonate us, our partners, or our merchants or that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. Furthermore, regulations governing domain names may not protect our trademarks or similar proprietary rights.
We enter into confidentiality and intellectual property agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances. No assurance can be given that these agreements will be effective in securing ownership of our intellectual property or controlling access to our proprietary information and trade secrets. The confidentiality agreements on which we rely to protect certain technologies may be breached, may not be adequate to protect our confidential information, trade secrets and proprietary technologies and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, trade secrets or proprietary technology. Further, these agreements do not prevent our competitors or others from independently developing software that is substantially equivalent or superior to our software. In addition, others may independently discover our trade secrets and confidential information, and in such cases, we likely would not be able to assert any trade secret rights against such parties. Additionally, we may from time to time be subject to opposition or similar proceedings with respect to applications for registrations of our intellectual property, including our trademarks. While we aim to acquire adequate protection of our brand through trademark registrations in key markets, occasionally third parties may have already registered or otherwise acquired rights to identical or similar marks for services that also address our market. We rely on our brand and trademarks to identify our platform and to differentiate our platform and services from those of our competitors, and if we are unable to adequately protect our trademarks third parties may use our brand names or trademarks similar to ours in a manner that may cause confusion in the market, which could decrease the value of our brand and adversely affect our business and competitive position.
Policing unauthorized use of our intellectual property and misappropriation of our technology and trade secrets is difficult and we may not always be aware of such unauthorized use or misappropriation. Despite our efforts to protect our intellectual property rights, unauthorized third parties may attempt to use, copy or otherwise obtain and market or distribute our intellectual property rights or technology or otherwise develop services with the same or similar functionality as our platform. If our competitors infringe, misappropriate or otherwise misuse our intellectual property rights and we are not adequately protected, or if our competitors are able to develop a platform with the same or similar functionality as ours without infringing our intellectual property, our competitive advantage and results of operations could be harmed. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. As a result, we may be aware of infringement by our competitors, but may choose not to bring litigation to enforce our intellectual property rights due to the cost, time and distraction of bringing such litigation. Furthermore, if we do decide to bring litigation, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits challenging or opposing our right to use and otherwise exploit particular intellectual property, services and technology or the enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our solutions, impair the functionality of our platform, prevent or delay introductions of new or enhanced solutions, result in our substituting inferior or more costly technologies into our platform, or injure our reputation. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to developing and protecting their technology or intellectual property rights than we do.
Our pricing decisions may fail to generate expected results and may adversely affect our ability to attract new merchants and retain existing merchants.
We have changed our pricing models from time to time and expect to do so in the future. Such changes may not yield expected benefits to our business and financial results and could also negatively affect the willingness of merchants to use our products and services. If our pricing models are not optimal, it may adversely affect the profitability of our solutions. Our pricing decisions may also impact the mix of merchant adoption among our plans and negatively impact our overall revenue. Moreover, our merchants may be sensitive to changes in our pricing models compared to prices offered by our competitors. As a result, our pricing decisions may result in loss of market share and in the future we may be required to reduce our prices, which could adversely affect our revenue, gross profit, profitability, financial position and cash flows.
Our use of open source software could negatively affect our ability to sell our solutions and subject us to possible litigation.
Our solutions incorporate and are dependent to a significant extent on the use and development of open source software and we intend to continue our use and development of open source software in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses and is typically freely accessible, usable and modifiable. Pursuant to such open source licenses, we may be subject to certain conditions, including requirements that we offer our proprietary software that incorporates the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or derivative works under the terms of the particular open source license. If an author or other third party that uses or distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our solutions that contained or are dependent upon the open source software, and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our solutions. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition or require us to devote additional research and development resources to change our platform. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts. As there is little or no legal precedent governing the interpretation of many of the terms of these licenses, the potential impact of these terms on our business is uncertain and may result in unanticipated obligations regarding our solutions and technologies. It is our view that we do not distribute our core software offering, since no installation of our software is necessary and our platform is accessible solely through the cloud. Nevertheless, this position could be challenged. Any requirement to disclose our proprietary source code, termination of open source license rights or payments of damages for breach of contract could be harmful to our business, results of operations or financial condition, and could help our competitors develop products and services that are similar to or better than ours.
In addition to risks related to license requirements, usage of open source software can lead to greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties, controls on the origin or development of the software, or remedies against the licensors. Many of the risks associated with usage of open source software cannot be eliminated and could adversely affect our business.
Although we believe that we have complied with our obligations under the various applicable licenses for open source software, it is possible that we may not be aware of all instances where open source software has been incorporated into our proprietary software or used in connection with our solutions or our corresponding obligations under open source licenses. We rely on multiple software programmers to design our proprietary software and we cannot be certain that our programmers have not incorporated open source software into our proprietary software that we intend to maintain as confidential or that they will not do so in the future. To the extent that we are required to disclose the source code of certain of our proprietary software developments to third parties, including our competitors, in order to comply with applicable open source license terms, such disclosure could harm our intellectual property position, competitive position, results of operations and financial condition. In addition, to the extent that we have failed to comply with our obligations under particular licenses for open source software, we may lose the right to continue to use and exploit such open source software in connection with our operations and solutions, which could disrupt and adversely affect our business.
Our operating results are subject to seasonal fluctuations.
Our merchant solutions revenues are directionally correlated with the level of GMV that merchants facilitate through our platform. Our merchants typically process additional GMV during the fourth quarter holiday season. As a result, we have historically generated higher merchant solutions revenues in our fourth quarter than in other quarters. However, our continued growth has partially masked seasonal trends to date. In connection with expected continued growth of our merchant solutions offerings, we believe that our business may become more seasonal in the future and that historical patterns in our business may not be a reliable indicator of our future performance. Fluctuations in quarterly results may adversely affect the predictability of our business and the price of our Class A subordinate voting shares.

Foreign exchange rate fluctuations may negatively affect our results of operations.
While most of our revenues are denominated in U.S. dollars, a significant portion of our operating expenses are incurred in Canadian dollars. As a result, our results of operations will be adversely impacted by an increase in the value of the Canadian dollar relative to the U.S. dollar. The value of the Canadian dollar relative to the U.S. dollar has varied significantly in the past and investors are cautioned that past and current foreign exchange rates are not indicative of future foreign exchange rates. Foreign exchange rate fluctuations may also affect our merchant solutions. For example, we generate revenue through Shopify Payments in the local currency of the country in which the applicable merchant is located. As a result, we will be further exposed to foreign currency fluctuations to the extent non-U.S. dollar revenues from Shopify Payments increase. As our operations continue to expand internationally, we may observe additional risk in other foreign currencies as a result of offering local currency billing options and additional operating expenses.
We are dependent upon buyers’ and merchants’ continued and unimpeded access to the internet, and upon their willingness to use the internet for commerce.
Our success depends upon the general public’s ability to access the internet and its continued willingness to use the internet as a means to pay for purchases, communicate, access social media, research and conduct commercial transactions, including through mobile devices. The adoption of any laws or regulations that adversely affect the growth, popularity or use of the internet, including changes to laws or regulations impacting internet neutrality, or restrictions imposed by companies with significant market power in the broadband and internet marketplace could decrease the demand for our products, increase our operating costs, or otherwise adversely affect our business. Given uncertainty around these rules, we could experience discriminatory or anti-competitive practices that could impede both our and our merchants’ growth, increase our costs or adversely affect our business. If buyers or merchants become unable, unwilling or less willing to use the internet for commerce for any reason, including lack of access to high-speed communications equipment, congestion of traffic on the internet, internet outages or delays, disruptions or other damage to merchants’ and buyers’ computers, increases in the cost of accessing the internet and security and privacy risks or the perception of such risks, our business could be adversely affected.
Provisions of our financial instruments may restrict our ability to pursue our business strategies or to pay cash upon conversion or purchase of the Notes and we may not have funds necessary to settle the Notes in cash, to purchase the Notes upon a fundamental change or repay the Notes at maturity.
Under the indenture governing the Notes, we are not restricted from paying dividends, incurring additional indebtedness or issuing or purchasing securities (by us or any of our subsidiaries). However, any debt instruments we may enter into in the future may require us, to comply with various covenants that limit our ability to, among other things:
•dispose of assets;
•complete mergers or acquisitions;
•incur indebtedness;
•encumber assets;
•pay dividends or make other distributions to holders of our shares;
•make specified investments;
•change certain key management personnel;
•engage in any business other than the businesses we currently engage in; and
•engage in transactions with our affiliates.
Furthermore, the indenture for the Notes prohibits us from engaging in certain consolidations, mergers, amalgamations, arrangements, binding share exchanges or transfers or leases of all or substantially all of our assets unless, among other things, the resulting or surviving entity assumes our obligations under the Notes. Even if such transactions are permitted, they may be considered a fundamental change under the indenture. These restrictions could inhibit our ability to pursue our business strategies. We may incur additional indebtedness in the future, some of which may be secured debt. The instruments governing such indebtedness could contain provisions that are as, or more, restrictive than our existing debt instruments, including the indenture governing the Notes. Any such restrictions could have the effect of further restricting our ability to pursue business strategies and diminishing our ability to make payments on the Notes when due. If we are unable to repay, refinance or restructure additional future indebtedness when payment is due, the lenders could proceed against the collateral granted to them to secure such indebtedness, as applicable, or force us into bankruptcy or liquidation. In certain events of bankruptcy, or liquidation involving us or our assets, 100% of the principal of and accrued and unpaid interest on the Notes will automatically become due and payable.
We will, subject to limited exceptions, be required to offer to purchase all of the outstanding Notes upon the occurrence of a fundamental change before the maturity date of the Notes at a purchase price equal to 100% of the principal amount of the Notes to be purchased, plus accrued and unpaid interest, if any. Upon conversion of the Notes, we will pay or deliver, as the case may be, cash, our Class A subordinate voting shares or a combination thereof, at our election. We are also required to repay the Notes at maturity, unless earlier converted or repurchased. We may not have sufficient funds available to purchase the Notes or pay cash on conversion as required. Our failure to offer to purchase Notes (or to purchase such Notes) when required by the indenture or to pay cash upon conversions of Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing any future indebtedness. Moreover, the occurrence of a fundamental change under the indenture could constitute an event of default under any agreement for future indebtedness and if such event of default is not cured or waived, future lenders could terminate commitments to lend and cause all amounts outstanding to be due and payable immediately. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and purchase the Notes or to pay cash upon conversions of Notes and, if applicable, lenders could proceed against any collateral granted to them to secure such indebtedness or force us into bankruptcy or liquidation.
We may need to raise additional funds to pursue our growth strategy or continue our operations, and we may be unable to raise capital when needed or on acceptable terms.
From time to time, we may seek additional equity or debt financing to fund our growth, enhance our platform, respond to competitive pressures or make acquisitions or other investments. Our business plans may change, general economic, financial or political conditions in our markets may deteriorate or other circumstances may arise, in each case that have a material adverse effect on our cash flows and the anticipated cash needs of our business. Any of these events or circumstances could result in significant additional funding needs, requiring us to raise additional capital. We cannot predict the timing or amount of any such capital requirements at this time. If financing is not available on satisfactory terms, or at all, we may be unable to expand our business at the rate desired and our results of operations may suffer. Financing through issuances of equity securities would be dilutive to holders of our shares.
We may not be able to utilize our loss carryforwards and tax credits, which could adversely affect our profitability.
As of December 31, 2024, we had loss carryforwards and tax credits in various jurisdictions. These loss carryforwards and tax credits could expire and/or be unavailable to offset future income tax liabilities, which could adversely affect our profitability.
Risks Related to Ownership of our Shares
The Founder Share has a variable number of votes, which has the effect of concentrating a degree of voting power with Tobias Lütke, that could be substantially greater than the economic interest of the shares he holds.
The Founder Share provides a variable number of votes that represents, when combined with the votes attached to certain other voting shares of Shopify beneficially owned or controlled by Tobias Lütke, his immediate family and affiliates, at least 40% of the aggregate voting power attached to all of Shopify's outstanding voting shares, provided that such variable number of votes does not cause the aggregate voting power of Tobias Lütke and his immediate family and affiliates to exceed 49.9% of the aggregate voting power attached to all of the Shopify's outstanding voting shares. Tobias Lütke also holds the substantial majority of our outstanding Class B restricted voting shares, each of which carries 10 votes per share, and as at December 31, 2024, held 631,611 Class A subordinate voting shares, representing

0.03% of the aggregate voting power attached to all of Shopify's outstanding voting shares. As a result, as at December 31, 2024, Tobias Lütke owned, directly or indirectly, or exercised control or direction over shares representing 40.03% of the aggregate voting power attached to all of the Shopify's outstanding voting shares and therefore has significant influence over our management and affairs and over all matters requiring shareholder approval, including the election of directors and significant corporate transactions. There are no economic rights associated with the Founder Share, and in certain circumstances, Tobias Lütke could have voting power that is substantially greater than his economic interests and the percentage of shares that he holds. Future issuances of our Class A subordinate voting shares will dilute the voting power of our Class A subordinate voting shareholders. However, because of the variable voting power of the Founder Share, which effectively sets and preserves Tobias Lütke's voting power, future issuances of Class A subordinate voting shares will not generally result in dilution of the voting power of Tobias Lütke. This concentration of voting power will exist for the foreseeable future and continue until terminated in accordance with our certificate and articles of arrangement.
Each of our directors and officers owes a fiduciary duty to Shopify and must act honestly and in good faith with a view to the best interests of Shopify. However, any director and/or officer that is a shareholder, even a controlling shareholder, is entitled to vote his or her shares in his or her own interests, which may not always be in the interests of our shareholders generally, and the separation between voting power and economic interests caused by the Founder Share could cause conflicts of interest between Tobias Lütke and our other shareholders.
Our share capital structure has the effect of limiting the influence of holders of Class A subordinate voting shares over most corporate matters.
Because the Class B restricted voting shares carry a greater number of votes per share relative to the Class A subordinate voting shares, and the Founder Share has a variable number of votes, the holders of our Class B restricted voting shares and the Founder Share collectively control a substantial percentage of the combined voting power of our voting shares even though the Class B restricted voting shares and the Founder Share each represent a substantially reduced percentage of our total outstanding shares. The concentrated Voting Control of holders of our Class B restricted voting shares and the Founder Share limits the ability of our Class A subordinate voting shareholders to influence corporate matters for the foreseeable future, including the election of directors as well as with respect to decisions regarding amendment of our share capital, creating and issuing additional classes of shares, making significant acquisitions, selling significant assets or parts of our business, merging with other companies and undertaking other significant transactions. As a result, holders of Class B restricted voting shares and the Founder Share have the ability to influence many matters affecting us and actions may be taken that our Class A subordinate voting shareholders may not view as beneficial. Given the terms of the Founder Share, this will continue to be the case even following the conversion of all Class B restricted voting shares in accordance with their terms, as the conversion will increase the voting power of the Founder Share. The market price of our Class A subordinate voting shares could be adversely affected due to the significant influence and voting power of the holders of Class B restricted voting shares and the Founder Share. Additionally, the significant voting interest of holders of Class B restricted voting shares and Founder Share may discourage transactions involving a change of control, including transactions in which an investor, as a holder of the Class A subordinate voting shares, might otherwise receive a premium for the Class A subordinate voting shares over the then-current market price, or discourage competing proposals if a going private transaction is proposed by our significant shareholder.
Our restated articles of incorporation amend certain default rights provided for under the Canada Business Corporations Act (the "CBCA") for holders of Class B restricted voting shares, Founder Share and Class A subordinate voting shares to vote separately as a class for certain types of amendments to our restated articles of incorporation. Specifically, neither the holders of the Class B restricted voting shares nor Class A subordinate voting shares shall be entitled to vote separately as a class upon a proposal to amend our restated articles of incorporation to (1) increase or decrease any maximum number of authorized shares of such class, or increase any maximum number of authorized shares of a class having rights or privileges equal or superior to the shares of such class; or (2) create a new class of shares equal or superior to the shares of such class, which rights are otherwise provided for in paragraphs (a) and (e) of subsection 176(1) of the CBCA. Pursuant to our restated articles of incorporation, neither holders of our Class A subordinate voting shares nor holders of our Class B restricted voting shares are entitled to vote separately as a class on a proposal to amend our restated

articles of incorporation to effect an exchange, reclassification or cancellation of all or part of the shares of such class pursuant to Section 176(1)(b) of the CBCA unless such exchange, reclassification or cancellation: (a) affects only the holders of that class; or (b) affects the holders of Class A subordinate voting shares and Class B restricted voting shares differently, on a per share basis, and such holders are not already otherwise entitled to vote separately as a class under applicable law or our restated articles of incorporation in respect of such exchange, reclassification or cancellation. In addition, the holder of the Founder Share is not entitled to vote separately as a class (i) upon a proposal to amend our restated articles of incorporation in the case of an amendment referred to in paragraph (a) or (e) of subsection 176(1) of the CBCA or (ii) upon a proposal to amend our restated articles of incorporation in the case of an amendment referred to in paragraph (b) of subsection 176(1) of the CBCA unless such exchange, reclassification or cancellation affects only the holder of the Founder Share.
Pursuant to our restated articles of incorporation, holders of Class A subordinate voting shares and Class B restricted voting shares are treated equally and identically, on a per share basis, in certain change of control transactions that require approval of our shareholders under the CBCA, unless different treatment of the shares of each such class is approved by a majority of the votes cast by the holders of our Class A subordinate voting shares and Class B restricted voting shares, each voting separately as a class.
The market price of our Class A subordinate voting shares may be volatile.
The market price of our Class A subordinate voting shares has been, and will likely continue to be, volatile for the foreseeable future, and may decline. In addition, the trading prices of the securities of technology companies have been highly volatile. We cannot assure you that an active trading market for our Class A subordinate voting shares will be sustained, and we therefore cannot assure you that you will be able to sell your Class A subordinate voting shares when you would like to do so, or that you will obtain your desired price for your shares, and you could lose all or part of your investment. Some of the factors that may cause the market price of our Class A subordinate voting shares to fluctuate, many of which are beyond our control, include:
•market risk due to changes to interest rates, foreign exchange rates, geopolitical events or recessions;
•significant volatility in the market price and trading volume of comparable companies;
•actual or anticipated changes or fluctuations in our operating results or in the expectations of market analysts;
•adverse market reaction to any indebtedness we may incur or securities we may issue in the future;
•short sales, hedging and other derivative transactions in our shares;
•announcements of technological innovations, new products, strategic alliances or significant agreements by us or by our competitors;
•changes in the prices of our solutions or the prices of our competitors’ solutions;
•litigation or regulatory action against us;
•breaches of security or privacy incidents, and the costs associated with any such breaches and remediation;
•investors’ general perception of us and the public’s reaction to our press releases, our other public announcements and our filings with the U.S. SEC and Canadian securities regulators;
•fluctuations in quarterly results;
•publication of research reports or news stories about us, our competitors or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•changes in general political, economic, industry and market conditions and trends;
•sales of our Class A subordinate voting shares and Class B restricted voting shares by our directors, executive officers and existing shareholders;
•recruitment or departure of key personnel; and
•the other risk factors described in this section of our Annual Report on Form 10-K.
In addition, the stock markets have historically experienced substantial price and volume fluctuations, particularly in the case of shares of technology companies, and such fluctuations may be driven by factors other than our operations or results. Such fluctuations and other broad market and industry factors may harm the market price of our Class A subordinate voting shares. Hence, the price of our Class A subordinate voting shares could fluctuate based upon factors that have little or nothing to do with us, and these fluctuations could materially reduce the share price of our Class A subordinate voting shares regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has been instituted against that company. If we were involved in any similar litigation, we could incur substantial costs, our management’s attention and resources could be diverted and it could harm our business, operating results and financial condition.
The trading volume of the Notes, the terms of the Notes including the conversion feature, if triggered, and the applicable accounting treatment thereof may impact the trading price of the Class A subordinate voting shares and adversely affect our financial condition and operating results.
The market price of our Class A subordinate voting shares could also be affected by possible sales of our Class A subordinate voting shares by investors who view the Notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving the Notes. Additionally, the market price of the Class A subordinate voting shares could adversely impact the trading price of the Notes.
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely our Class A subordinate voting shares (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. If we elect to satisfy our conversion obligation by delivering Class A subordinate voting shares, the issuance could cause dilution to our existing shareholders and cause the market price of our Class A subordinate voting shares to decline. In addition, the accounting method for reflecting the Notes on our balance sheet, accruing interest expense for the Notes and reflecting the underlying Class A subordinate voting shares in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.
Sales of substantial amounts of our Class A subordinate voting shares in the public market, or the perception that these sales may occur, could cause the market price of our shares to decline.
Certain of our shareholders have certain rights to require us to file registration statements in the respective jurisdictions covering their shares or to include their shares in registration statements or prospectuses that we may file for ourselves or on behalf of other shareholders.
Further, we cannot predict the size of future issuances of our Class A subordinate voting shares or the effect, if any, that future issuances and sales of our Class A subordinate voting shares will have on the market price of our Class A subordinate voting shares. Sales of substantial amounts of our shares, or the perception that such sales could occur, may adversely affect prevailing market prices for our Class A subordinate voting shares.
If we are unable to maintain an effective system of internal controls over financial reporting, our operations, financial reporting and results of operations could be adversely impacted.
Any failure of our internal controls could have an adverse effect on our stated results of operations and harm our reputation. As a result, we may experience higher than anticipated operating expenses, as well as higher independent auditor fees during and after the implementation of these changes. If we are unable to implement any of the required changes to our internal control over financial reporting effectively or efficiently or are required to do so earlier than anticipated, it could adversely affect our operations, financial reporting and results of operations. If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be adversely impacted.

Because we do not expect to pay any dividends on our Class A subordinate voting shares for the foreseeable future, investors may never receive a return on their investment.
We have never declared or paid any dividends on our securities. We do not have any present intention to pay cash dividends on our Class A subordinate voting shares and we do not anticipate paying any cash dividends on our Class A subordinate voting shares in the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our Board of Directors may deem relevant.
As a foreign private issuer, we are exempt from certain provisions of the Exchange Act that are applicable to U.S. domestic public companies.
Although we have voluntarily chosen to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the SEC, we remain a "foreign private issuer," as such term is defined in Rule 3b-4 under the Exchange Act. As a result, we are exempt from certain provisions of the Exchange Act that are applicable to U.S. domestic public companies, including: (i) the sections of the Exchange Act regulating the solicitation of proxies, consents or authorizations in respect of a security registered under the Exchange Act, (ii) the sections of the Exchange Act requiring insiders to file public reports of their stock ownership and trading activities and liability for insiders who profit from trades made in a short period of time and (iii) Regulation Fair Disclosure, aimed at preventing issuers from making selective disclosures of material non-public information. In addition, as a foreign private issuer, we have the option to follow certain Canadian corporate governance practices, except to the extent that such laws would be contrary to U.S. securities laws, and provided that we disclose the requirements we are not following and describe the applicable Canadian practice. We currently rely on this exemption with respect to the requirements regarding the quorum for any meeting of our shareholders. We may in the future elect to follow home country practices in Canada with regard to other matters and shareholders may not have the same protections afforded to shareholders of companies that are subject to all U.S. corporate governance requirements.
It may be difficult to enforce judgments of U.S. courts against us or our directors and executive officers in Canada, to assert U.S. securities laws claims in Canada, or to serve process on our directors and officers in Canada.
We are incorporated in Canada. Certain of our directors and executive officers reside and may have a majority of their assets outside of the United States. Additionally, Shopify has assets outside the United States. Therefore, a court judgment against us, or those of our directors and executive officers residing outside of the United States, including a judgment predicated upon the civil liability provisions of the U.S. federal securities laws, may not be collectible in the United States and may not be enforced by Canadian courts. It may also be difficult for investors to effect service of process in the United States on those directors and executive officers residing outside of the United States or to assert U.S. federal securities law claims in original actions instituted in Canada. Canadian courts may refuse to hear a claim based on an alleged violation of U.S. securities laws against us or these persons on the grounds that Canada is not the most appropriate forum in which to bring such a claim. Even if a Canadian court agrees to hear a claim, it may determine that Canadian law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process. Certain matters of procedure will also be governed by Canadian law. As a result of the difficulty associated with enforcing a judgement against us or these persons in Canada, you may be able to collect only limited, or may be unable to collect any, damages awarded by either a U.S. or foreign court.
Our by-laws provide that any derivative actions, actions relating to breach of fiduciary duties and other matters relating to our internal affairs will presumptively be litigated in Canada, which could limit investors’ ability to obtain a preferred judicial forum for disputes with us.
We have adopted a forum selection by-law that provides that, unless we consent in writing to the selection of an alternative forum, the Superior Court of Justice of the Province of Ontario, Canada and appellate Courts therefrom (or, failing such Court, any other "court" as defined in the CBCA having jurisdiction, and the appellate Courts therefrom), will be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf; (2) any action or proceeding asserting a breach of fiduciary duty owed by any of our directors, officers or other employees to us; (3) any action or proceeding asserting a claim arising pursuant to any provision of the CBCA or our restated articles or by-laws; or (4) any action or proceeding asserting a claim otherwise related to our "affairs" (as defined in the CBCA). Our forum selection by-law also provides that our security holders are deemed to have consented to personal jurisdiction in the Province of Ontario and to service of process on their counsel in any foreign action initiated in violation of our by-law. Therefore, it may not be possible for security holders to litigate any action relating to the foregoing matters outside of the Province of Ontario.
Our forum selection by-law seeks to reduce legal costs and increase outcome predictability by requiring derivative actions and other matters relating to our affairs to be litigated in a single forum. While forum selection clauses in corporate charters and by-laws are becoming more commonplace for public companies in the United States and have been upheld by courts in certain states, they are untested in Canada. It is possible that the validity of our forum selection by-law could be challenged and that a court could rule that such by-law is inapplicable or unenforceable. If a court were to find our forum selection by-law inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions and we may not obtain the benefits of limiting jurisdiction to the courts selected.
Provisions of our charter documents, certain Canadian legislation and the indenture governing the Notes could delay or deter a change of control, limit attempts by our shareholders to replace or remove our current senior management and affect the market price of our Class A subordinate voting shares.
Our restated articles of incorporation authorize our Board of Directors to issue an unlimited number of preferred shares without shareholder approval and to determine the rights, privileges, restrictions and conditions granted to or imposed on any unissued series of preferred shares. Those rights may be superior to those of our Class A subordinate voting shares and Class B restricted voting shares. For example, preferred shares may rank prior to Class A subordinate voting shares and Class B restricted voting shares as to dividend rights, liquidation preferences or both, may have full or limited voting rights and may be convertible into Class A subordinate voting shares or Class B restricted voting shares. If we were to issue a significant number of preferred shares, these issuances could deter or delay an attempted acquisition of us or make the removal of management more difficult, particularly in the event that we issue preferred shares with special voting rights. Issuances of preferred shares, or the perception that such issuances may occur, could cause the trading price of our Class A subordinate voting shares to drop.
In addition, provisions in the CBCA and in our restated articles of incorporation and by-laws may have the effect of delaying or preventing changes in our senior management, including provisions that:
•require that any action to be taken by our shareholders be effected at a duly called annual or special meeting and not by written consent;
•establish an advance notice procedure for shareholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our Board of Directors; and
•require the approval of a two-thirds majority of the votes cast by shareholders present in person or by proxy in order to amend certain provisions of our restated articles of incorporation, including, in some circumstances, by separate class votes of holders of our Class A subordinate voting shares and Class B restricted voting shares.
Furthermore, the indenture governing the Notes prohibits us from engaging in certain consolidations, mergers, amalgamations, arrangements, binding share exchanges or transfers or leases of all or substantially all of our assets unless, among other things, the resulting or surviving entity assumes our obligations under the Notes.
These provisions may frustrate or prevent any attempts by our shareholders to launch a proxy contest or replace or remove our current senior management by making it more difficult for shareholders to replace members of our Board of Directors, which is responsible for appointing the members of our senior management. Any of these provisions could have the effect of delaying, preventing or deferring a change in control which could limit the opportunity for our Class A subordinate voting shareholders to receive a premium for their Class A subordinate voting shares, and could also affect the price that investors are willing to pay for Class A subordinate voting shares.
Our restated articles of incorporation permits us to issue an unlimited number of Class A subordinate voting shares and Class B restricted voting shares.
Our restated articles of incorporation permit us to issue an unlimited number of Class A subordinate voting shares and Class B restricted voting shares. We anticipate that we will, from time to time, issue additional Class A subordinate voting shares in the future. Subject to the requirements of the NYSE and the Toronto Stock Exchange ("TSX"), we will not be required to obtain the approval of shareholders for the issuance of additional Class A subordinate voting shares. Although the rules of the TSX generally prohibit us from issuing additional Class B restricted voting shares, there may be certain circumstances where additional Class B restricted voting shares may be issued, including upon receiving shareholder approval and pursuant to the exercise of stock options under our fourth amended and restated option plan (the "Legacy Option Plan") that were granted prior to our initial public offering. Any further issuances of Class A subordinate voting shares or Class B restricted voting shares will result in immediate dilution to existing shareholders and may have an adverse effect on the value of their shareholdings. Additionally, any further issuances of Class B restricted voting shares may significantly lessen the combined voting power of our Class A subordinate voting shares due to the 10-to-1 voting ratio between our Class B restricted voting shares and Class A subordinate voting shares.
Item 1B: Unresolved Staff Comments
Not applicable.
Item 1C: Cybersecurity
At Shopify, cybersecurity risk management is an important part of our overall enterprise risk management effort. Shopify has defined a risk management framework that is designed to find, assess and respond to potential cybersecurity risks that threaten the effectiveness of its security posture. To identify and assess risks from cybersecurity threats, we evaluate information from a variety of sources including threat intelligence feeds, penetration tests and bug bounty reports and monitor observed cybersecurity incidents. We engage third-party security experts and consultants to assist with assessment and enhancement of our cybersecurity risk management processes, as well as benchmarking against industry practices. Additionally, we review third party software and services and personnel who contract with Shopify to provide Shopify services and that share or receive data, or have access to or integrate with our systems, to assess potential risks from cybersecurity threats associated with our use of such third-parties, and generally require third parties to, among other things, maintain security controls to protect our confidential information and data. Our Internal Audit function provides independent assessment and assurance on the operations of our cybersecurity program and the supporting control frameworks through risk-based Internal Audit projects authorized by the audit committee of our board of directors (the "Audit Committee"). We maintain a security incident response plan designed to monitor, analyze, address, escalate, contain and report, as appropriate, cybersecurity incidents. In addition, our employees receive cybersecurity training designed to enhance awareness of cybersecurity risks.
Our board of directors has overall oversight of enterprise risk management and Audit Committee has direct oversight responsibility for cybersecurity risk. The Audit Committee also reviews and discusses periodic reports prepared by the Head of Risk and Internal Audit on the effectiveness of Shopify's overall risk management programs, control processes and governance procedures, together with management’s response. Matters that are determined to represent an elevated level of risk may be escalated to the board of directors for consideration, at the discretion of the Audit Committee.
Management's cybersecurity program operates under the leadership of our Chief Information Security Officer ("CISO"). The CISO leads our cybersecurity program, sets the direction for security across the Company and leads the Shopify Trust team, including oversight of incident identification, prevention, detection, response and recovery. Our CISO holds a Bachelors of Software Engineering and has over twenty years of security experience. The Trust team is comprised of personnel with a broad range of experience across the private and public sectors, the technology industry and different geographic regions. The CISO provides periodic reports to the Audit Committee on the cybersecurity program.

In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. Despite these protective efforts, we cannot eliminate all risks from cybersecurity threats, nor can we provide assurances that we have not experienced undetected cybersecurity incidents. For additional information about these risks, see Part I, Item 1A "Risk Factors" in this Annual Report on Form 10-K under the caption "Security breaches, improper access to or disclosure of our data, merchant data and buyer data other hacking and phishing attacks on our systems, or other cyber incidents could impact or interrupt service to our merchants, their buyers and others who use our services, harm our reputation, subject us to significant liability and adversely affect our business and financial results".
Item 2: Properties
We do not own any real property. We believe that our current facilities are adequate to meet our current needs and we expect to continue to adapt our facilities, as needed.
Item 3: Legal Proceedings
The information set forth under “Note 17 — Commitments and Contingencies — Litigation and Loss Contingencies” to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K is incorporated herein by reference.
Item 4: Mine Safety Disclosures
Not applicable.

Part II
Item 5: Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A subordinate voting shares are listed for trading on the New York Stock Exchange ("NYSE") and on the Toronto Stock Exchange ("TSX") under the trading symbol "SHOP".
Our Class B restricted voting shares and Founder share are not listed for trading or quoted on any exchange or market.
Holders
As of December 31, 2024, there were approximately 1,620 shareholders of record of our Class A subordinate voting shares. These figures do not include beneficial owners who hold shares in the name of a nominee.
As of December 31, 2024, there were approximately 28 shareholders of record of our Class B restricted voting shares and 1 Founder share, which is issued to Tobias Lütke.
Dividend Policy
The Company has not paid and does not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings to fund the development and growth of our business.
Recent Sales of Unregistered Securities
[None]
Issuer Purchases of Equity Securities
[None]
Stock Performance Graph
The above graph compares the total shareholder return on a $100 investment in Shopify's Class A subordinate voting shares to the same investment in the S&P 500 IT Index and the S&P/TSX Composite

Index over the same period. The above graph shows how a $100 investment in Shopify on January 2, 2020, with a closing stock price of $40.78 on such date (on a pro-forma basis, after giving effect to the Share Split), would have grown to $260.73 on December 31, 2024, with a closing stock price of $106.33 on such date.
The above graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Shopify Inc. under the Securities Act or the Exchange Act.
Item 6: [Reserved]
Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations
In this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), "we", "us", "our", "Shopify" and "the Company" refer to Shopify Inc. and its consolidated subsidiaries, unless the context requires otherwise. In this MD&A, we present Shopify's results of operations and cash flows for the fourth quarter and the fiscal years ended December 31, 2024, 2023 and 2022, and our financial position as of December 31, 2024. You should read this MD&A together with our audited consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K.
Our audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). All amounts are in U.S. dollars ("USD") except where otherwise indicated.
Our MD&A is intended to enable readers to gain an understanding of Shopify's results of operations, cash flows and financial position. To do so, we provide information and analysis comparing our results of operations, cash flows and financial position for the most recently completed period with the same period from the preceding fiscal year. We also provide analysis and commentary that we believe will help investors assess our future prospects. In addition, we provide "forward-looking statements" that are not historical facts, but that are based on our current estimates, beliefs and assumptions and which are subject to known and unknown important risks, uncertainties, assumptions and other factors that could cause actual results to differ materially from current expectations, including those discussed under Item 1A. Risk Factors of this Annual Report on Form 10-K. Forward-looking statements are intended to assist readers in understanding management's expectations as of the date of this MD&A and may not be suitable for other purposes See "Forward-looking Statements" in Part I of this Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
In this MD&A, references to our "solutions" means the combination of products and services that we offer to merchants, and references to "our merchants" as of a particular date means the total number of unique shops that are paying for a subscription to our platform.
Business Overview
We believe we can help merchants of all verticals and sizes, from aspirational entrepreneurs to companies with large-scale, direct-to-consumer or B2B operations, or both, realize their potential at all stages of their business life cycle. In the year ended December 31, 2024, our platform facilitated gross merchandise volume ("GMV") of $292.3 billion, representing an increase of 24% from the year ended December 31, 2023. A detailed description of this metric is presented below in the section entitled, "Key Performance Indicators".
During the year ended December 31, 2024, our total revenue was $8.9 billion, an increase of 26% versus the year ended December 31, 2023. Our business model has two revenue components: a recurring subscription component we call subscription solutions and a merchant success-based component we call merchant solutions.
In the year ended December 31, 2024, subscription solutions revenues accounted for 26% of our total revenues (26% in the year ended December 31, 2023). We offer a range of plans that increase in price depending on additional features and economic considerations. Shopify Plus is offered at a starting rate that is several times that of our standard Shopify plans. Shopify Plus solves for the complexity of merchants as they grow and scale globally, offering additional functionality and support, including features like Shopify Audiences, B2B features and Launchpad, for ecommerce automation. BarkBox, Vuori, BevMo, Carrier, JB Hi-Fi, Meta, ButcherBox, SKIMS and Supreme are a few of our notable merchants seeking a reliable, cost-effective and scalable commerce solution. The flexibility of our pricing plans is designed to help our merchants grow in a cost-effective manner and to provide more advanced features and support as their business needs evolve. We have also launched localized pricing plans in select countries where we bill in local currency in order to reduce friction and attract more merchants to our platform.
Revenue from subscription solutions is generated through the sale of subscriptions to our platform, including variable platform fees, as well as through the sale of subscriptions to our POS Pro offering, the sale of apps, the sale of themes and the registration of domain names. Subscription solutions revenues increased from $1.8 billion in the year ended December 31, 2023 to $2.4 billion in the year ended December 31, 2024, representing an increase of 28%. Our merchants typically enter into monthly subscription agreements. The revenue from these agreements is recognized over time on a ratable basis over the contractual term and therefore we have deferred revenue on our balance sheet. We do not consider this deferred revenue balance to be a good indicator of future revenue. Instead, we believe Monthly Recurring Revenue ("MRR") is most closely correlated with the long-term value of our merchant relationships. As of December 31, 2024, MRR totaled $178 million, representing an increase of 24% relative to MRR at December 31, 2023. A detailed description of this metric is presented below in the section entitled, "Key Performance Indicators".
We offer a variety of merchant solutions that are designed to add value to our merchants by passing on our economies of scale and augment our subscription solutions. During the year ended December 31, 2024, merchant solutions revenues accounted for 74% of total revenues (74% in the year ended December 31, 2023). We principally generate merchant solutions revenues from payment processing fees and currency conversion fees from Shopify Payments. Shopify Payments is a fully integrated payment processing service that allows our merchants to accept and process payment cards online and offline. In addition to payment processing fees and currency conversion fees from Shopify Payments, we also generate merchant solutions revenue from referral fees from third parties, other transaction services and other services rendered as part of strategic partnerships and Shopify Capital. Shopify Capital helps eligible merchants secure financing and is currently available for merchants in the United States, the United Kingdom, Canada and Australia. The majority of our merchant solutions revenues are directionally correlated with the level of GMV that our merchants process through our platform. Merchant solutions revenues increased from $5.2 billion in the year ended December 31, 2023 to $6.5 billion in the year ended December 31, 2024, representing an increase of 25%.
Our business model is driven by our ability to attract new merchants, retain revenue from existing merchants and increase sales to both new and existing merchants. Our merchants represent a wide array of retail verticals, business sizes, and geographies and no single merchant has ever represented more than five percent of our total revenues in a single reporting period. We believe that our future success depends on many factors, including our ability to expand our merchant base; localize features for specific geographies; retain merchants as they grow their businesses on our platform and adopt more features; offer more sales channels that connect merchants with potential customers; develop new solutions to extend our platform’s functionality and catalyze merchants’ sales growth; leverage emerging technologies, including AI; enhance our ecosystem and partner programs; provide a high level of merchant support; hire, retain and motivate qualified personnel; and build with a focus on maximizing long-term value.
We have focused on rapidly growing our business and plan to continue making investments to drive future growth. We believe that our investments will increase our revenue base, improve the retention of this base and strengthen our ability to increase sales to our merchants. Building a 100-year company requires a balance between growth and profitability, and we maintain a portfolio of investments with varying time horizons in our cash management program.

Key Performance Indicators
Our key performance indicators, which we do not consider to be non-GAAP measures, that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions are MRR and GMV. Our key performance indicators may be calculated in a manner different than similar key performance indicators used by other companies.
The following table shows MRR and GMV for the years ended December 31, 2024, 2023 and 2022:

	Years ended December 31,
	2024	2023	2022
	(in US $ millions)
Monthly Recurring Revenue	178	144	109
Gross Merchandise Volume	292,275	235,910	197,167
Monthly Recurring Revenue
We calculate MRR at the end of each period by multiplying the number of merchants who have subscription plans with us at the period end date by the average monthly subscription plan fee, which excludes variable platform fees, in effect on the last day of that period, assuming they maintain their subscription plans the following month. Subscription plans to both our platform and our POS Pro offering are included in this calculation. When applicable, MRR relating to subscription plans billed in a merchant's local currency is converted to USD using the respective currency exchange rate as of the period end date. Prospective merchants that have joined the platform through special new merchant trial incentives, including paid trials, are included in MRR at their trial price while merchants on free trials are excluded from the calculation of MRR through the duration of the free trial. MRR allows us to average our various pricing plans and billing periods into a single, consistent number that we can track over time. We also analyze the factors that make up MRR, specifically the number of paying merchants using our platform and changes in our average revenue earned from subscription plan fees per paying merchant. In addition, we use MRR to forecast monthly, quarterly and annual subscription plan revenue, which makes up the majority of our subscription solutions revenue. We had $178 million of MRR as of December 31, 2024 compared to $144 million as of December 31, 2023 and $109 million as of December 31, 2022, as described above.
In the year ended December 31, 2024, the MRR growth rate for the period was lower than the same period in 2023 driven mainly by the effects of the increase in subscription plan pricing for certain plans during the second quarter of 2023 and the lift from paid trial incentives launched in the second half of 2022 that converted in 2023. The amounts associated with prospective merchants on trial incentives were immaterial to MRR as of December 31, 2024, but we expect to continue to see an increase in MRR as these cohorts of merchants convert to full price subscription plans.
In the year ended December 31, 2023, we observed a higher MRR growth rate compared to the same period in 2022. The MRR growth rate in the year ended December 31, 2023 was driven mainly by the effects of the increase in subscription plan pricing during the second quarter of 2023 and merchants converting to full price subscription plans that were previously on paid trial incentives. The paid trial incentives initially launched in the second half of 2022.

Gross Merchandise Volume
GMV is the total dollar value of orders facilitated through our platform including certain apps and channels for which a revenue-sharing arrangement is in place in the period, net of refunds, and inclusive of shipping and handling, duty and value-added taxes. GMV does not represent revenue earned by us. However, the volume of GMV facilitated through our platform is an indicator of the success of our merchants and the strength of our platform. Our merchant solutions revenues are also directionally correlated with the level of GMV facilitated through our platform. For the year ended December 31, 2024 we facilitated GMV of $292.3 billion (December 31, 2023 - $235.9 billion, December 21, 2022 - $197.2 billion), representing year-over-year growth 24% (2023 vs 2022 - 20%). In 2024, over 57% of our GMV was generated in the United States. On a constant currency basis, in which GMV in the year ended December 31, 2024 is converted using the comparative period's monthly average exchange rates, year-over-year growth was 24% (2023 vs 2022 - 16%).
Factors Affecting the Comparability of Our Results
Change in Revenue Mix
As a result of the continued growth of Shopify Payments, referral fees, other transaction services and other services rendered as part of strategic partnerships and Shopify Capital, our revenues from merchant solutions have increased significantly. Merchant solutions are intended to complement subscription solutions by providing additional value to our merchants and increasing their use of our platform. Gross profit margins on Shopify Payments, the biggest driver of merchant solutions revenue, are typically lower than on subscription solutions due to the associated third-party costs of providing this solution. We view this revenue stream as beneficial to our operating margins, as Shopify Payments requires significantly less sales and marketing and research and development expense than Shopify’s core subscription business. The lower margins on merchant solutions compared to subscription solutions means that the continued growth of merchant solutions may cause a decline in our overall gross margin percentage.
The sales of our logistics businesses in the second quarter of 2023 impacted the comparability of our results.
Seasonality
Our merchant solutions revenues are directionally correlated with the level of GMV that our merchants facilitated through our platform. Our merchants typically process additional GMV during the fourth quarter holiday season. As a result, we have historically generated higher merchant solutions revenues in our fourth quarter than in other quarters. While we believe that this seasonality has affected and will continue to affect our quarterly results, our continued growth has partially masked seasonal trends to date. As a result of the continued growth of our merchant solutions offerings, we believe that our business may become more seasonal in the future and that historical patterns in our business may not be a reliable indicator of our future performance.
Foreign Currency Fluctuations
While the majority of our revenues, cost of revenues and operating expenses are denominated in USD, a significant portion are denominated in foreign currencies. Due to offering Shopify Payments, Shopify Capital, subscriptions and other billings to select countries in local currency, a significant proportion of revenue transactions are denominated in Euros ("EUR"), British pound sterling ("GBP") and Canadian dollars ("CAD"). A significant proportion of operating expenses are also incurred and expected to be included in the aforementioned foreign currencies. To help mitigate the impacts associated with foreign currency fluctuations on future cash flows from operating expenses, we maintain a portfolio of foreign exchange forward contracts and options designated as hedging instruments. As our operations continue to expand internationally, we may be exposed to additional fluctuations in other foreign currencies. Refer to "Item 7A: Quantitative and Qualitative Disclosures About Market Risk—Risks and Uncertainties" below for additional information on the effect on reported results of changes in foreign exchange rates.

Key Components of Results of Operations
Revenues
We derive revenues from subscription solutions and merchant solutions.
Subscription Solutions
We principally generate subscription solutions revenues through the sale of subscriptions to our platform, including variable platform fees, as well as through the sale of subscriptions to our POS Pro offering for brick and mortar merchants. We also generate associated subscription solutions revenues from the sale of apps, the registration of domain names and the sale of themes.
We offer subscription plans with various price points, for businesses of all sizes from entry level plans to Shopify Plus, enterprise-level and modular plans that cater to higher-volume businesses that offer additional functionality, scalability and support. Our subscription plans typically have a one-month term, although merchants can have annual or multi-year subscription terms. Subscription terms automatically renew unless notice of cancellation is provided in advance. Merchants purchase subscription plans directly from us.
We also generate additional subscription solutions revenues from merchants that have subscription plans with us through the sale of apps, the registration of domain names and the sale of themes. Revenues from the sale of apps, the registration of domain names and the sale of themes have been classified within subscription solutions on the basis that they are typically sold at the time the merchant enters into the subscription arrangement or because they are charged on a recurring basis.
Merchant Solutions
We principally generate merchant solutions revenues from payment processing fees and currency conversion fees from Shopify Payments, referral fees from partners, Shopify Capital and Transaction Fees.
Other revenue generating services and products include, but are not limited to, the sale of shipping labels through Shopify Shipping, the sale of point-of-sale ("POS") hardware, advertising on the Shopify App Store and Shop Campaigns, our buyer acquisition offering.
In the second quarter of 2023, we sold our logistics businesses. Prior to the sales of these businesses, Shopify Fulfillment Network and Deliverr fulfillment services generated revenue from their respective fulfillment solutions, which included picking, packing and preparing orders for shipment and outbound shipping, as well as additional revenues from inbound shipping, storage, returns processing and other fulfillment-related services as needed by merchants. We also earned revenues from providing cloud-based software on collaborative warehouse fulfillment solutions.
For a discussion of how we expect seasonal factors to affect our merchant solutions revenue, see “Factors Affecting the Comparability of our Results—Seasonality".
Cost of Revenues
Cost of Subscription Solutions
Cost of subscription solutions consists primarily of third-party infrastructure, hosting costs and other direct costs, an allocation of costs incurred by both the operations and support functions, including personnel-related costs directly associated with subscription solutions such as salaries, benefits and stock-based compensation, processing fees related to billing our merchants, payments for domain registration and amortization of acquired intangible assets.
We expect that the cost of subscription solutions will increase in absolute dollars as we continue to invest in growing our business, and as the number of merchants utilizing the platform increases along with the costs of supporting those merchants. Over time, we expect that our subscription solutions gross margin percentage will fluctuate modestly based on the mix of subscription plans that our merchants select and the timing of expenditures related to infrastructure expansion projects.

Cost of Merchant Solutions
Cost of merchant solutions primarily consists of costs that we incur when transactions are processed using Shopify Payments, such as credit card network fees (charged by credit card providers such as Visa, Mastercard and American Express) as well as third-party processing fees. Cost of merchant solutions also consists of rewards earned by merchants through our rewards program, processing fees related to billing our merchants, POS hardware costs, product costs associated with expanding our product offerings, including Shopify Balance, third-party infrastructure and hosting costs, chargeback protection program costs, amortization of acquired intangible assets and an allocation of costs incurred by both the operations and support functions, including personnel-related costs directly associated with merchant solutions such as salaries, benefits and stock-based compensation.
In the second quarter of 2023, we sold our logistics businesses. Prior to the sales of these businesses, merchant solutions cost of revenues included amortization of acquired intangible assets relating mostly to the acquired Deliverr, Inc. ("Deliverr") and 6 River Systems, LLC technology, costs associated with picking, packing and preparing orders for shipment, outbound shipping, warehouse storage, overhead costs and other costs for fulfillment-related services as part of our logistics offerings and materials and third-party manufacturing costs associated with fulfillment robots sold to customers rather than leased to customers, which were capitalized and depreciated into cost of revenues.
We expect that the cost of merchant solutions will increase in absolute dollars in future periods as the number of merchants utilizing these solutions increases, resulting in a growth in volumes processed. We also expect additional increases as we continue to expand Shopify Payments internationally.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of marketing programs, partner referral payments related to merchant acquisitions, costs associated with partner and developer conferences, employee-related expenses for marketing, business development and sales, as well as the portion of merchant support required for the onboarding of prospective new merchants. Other costs within sales and marketing include travel-related expenses and corporate overhead allocations. Costs to acquire merchants are expensed as incurred, however, contract costs associated with Shopify Plus merchants are amortized over the expected life of their relative contract. We plan to continue to expand sales and marketing efforts to attract new merchants, retain revenue from existing merchants and increase revenues from both new and existing merchants. Sales and marketing expenses are expected to increase in absolute dollars but over time, we expect sales and marketing expenses will eventually decline as a percentage of total revenues.
Research and Development
Research and development expenses consist primarily of employee-related expenses for product management, product development, product design, data analytics, contractor and consultant fees as well as internal use hosting costs and corporate overhead allocations. We continue to focus our research and development efforts on adding new features and solutions, and increasing the functionality and enhancing the ease of use of our platform. While we expect research and development expenses to increase in absolute dollars as we continue to increase the functionality of our platform, over the long term we expect our research and development expenses will eventually decline as a percentage of total revenues.
General and Administrative
General and administrative expenses consist of employee-related expenses for finance and accounting, legal, administrative, talent and information technology personnel, impairment related to certain office leases we have ceased using, professional services fees, sales and use tax and other indirect taxes, insurance, the provision for expected credit losses on uncollectible receivables, corporate overhead allocations, legal contingencies and other corporate expenses, including sustainability spend. We expect that over time general and administrative expenses will decrease as a percentage of total revenues as we focus on processes, systems and controls to enable our internal support functions to scale with the growth of our business.

Transaction and Loan Losses
Transaction and loan losses consist of expected and actual losses related to Shopify Payments, Shop Pay Installments, Shopify Balance and Shopify Capital. We are exposed to transaction losses on Shopify Payments, Shop Pay Installments and Shopify Balance as a result of unrecovered merchant transactions due to returns and disputes. We are also exposed to Shopify Balance losses when a merchant account experiences unauthorized transactions where funds cannot be recovered or reversed. We are exposed to transaction losses on loans and merchant cash advances offered through Shopify Capital as a result of fraud or uncollectibility. Transaction and loan losses are expected to increase in absolute dollars over time as merchant penetration and adoption grow.
Impairment on Sales of Shopify's Logistics Businesses
Impairment on sales of Shopify's logistics businesses consists of impairment charges incurred as the result of the sales of our logistics businesses in 2023.
Other Income (Expense)
Other income (expense) consists primarily of unrealized and realized gains or losses on equity and other investments, losses on our equity method investment in Flexport, Inc. ("Flexport"), transaction gains or losses on foreign currency, interest income and interest expense related to Shopify's convertible senior notes. Equity and other investments in publicly traded companies with readily determinable fair values are carried at fair value at each balance sheet date based on the closing share price at the end of the period. Equity and other investments in private companies without readily determinable fair values are carried at cost less impairments, with subsequent adjustments for observable changes (referred to as the measurement alternative). We also hold investments in convertible notes of private companies which are classified as available-for-sale debt securities, which we have elected to account for under the fair value option. The results from these equity and debt investments may fluctuate from period to period and may cause volatility to our earnings as well as impact comparability of our results from period to period.

Results of Operations
The following table sets forth a summary of our condensed consolidated statement of operations for the years ended December 31, 2024, 2023 and 2022:

	Years ended December 31,
	2024	2023	2022
	(in US $ millions, except share and per share amounts)
Revenues
Subscription solutions	$2,350	$1,837	$1,488
Merchant solutions	6,530	5,223	4,112
	8,880	7,060	5,600
Cost of revenues(1)(2)
Subscription solutions	434	354	331
Merchant solutions	3,974	3,191	2,515
	4,408	3,545	2,846

Gross profit	4,472	3,515	2,754

Operating expenses
Sales and marketing(1)(2)(3)	1,393	1,220	1,230
Research and development(1)(2)(3)	1,367	1,730	1,503
General and administrative(1)(3)(4)(5)	410	491	708
Transaction and loan losses	227	152	135
Impairment on sales of Shopify's logistics businesses	—	1,340	—
Total operating expenses	3,397	4,933	3,576
Income (loss) from operations	1,075	(1,418)	(822)

Other income (expense), net	1,153	1,603	(2,801)
Income (loss) before income taxes	2,228	185	(3,623)
(Provision for) recovery of income taxes	(209)	(53)	163
Net income (loss)	2,019	132	(3,460)

Net income (loss) per share attributable to shareholders:
Basic	$1.57	$0.10	$(2.73)
Diluted	$1.55	$0.10	$(2.73)

Shares used to compute net income (loss) per share attributable to shareholders:
Basic	1,289,812,124	1,281,554,559	1,266,268,155
Diluted	1,301,509,980	1,295,511,385	1,266,268,155

(1) Includes stock-based compensation expense and related payroll taxes as follows:

	Years ended December 31,
	2024	2023	2022
	(in US $ millions)
Cost of revenues	4	4	9
Sales and marketing(a)	50	59	65
Research and development(a)	303	497	396
General and administrative	96	76	93
	453	636	563
(a) Includes accelerated stock-based compensation of $5 million and $164 million in sales and marketing and research and development, respectively, during the year ended December 31, 2023.
(2) Includes amortization of acquired intangibles as follows:

	Years ended December 31,
	2024	2023	2022
	(in US $ millions)
Cost of revenues	12	35	49
Sales and marketing	1	3	5
Research and development	1	—	—
	14	38	54

(3) In the year ended December 31, 2023, we had $148 million of severance related costs associated with the reduction in workforce with $28 million in sales and marketing, $102 million in research and development and $18 million in general and administrative. Additionally, in the year ended December 31, 2022, we had $30 million of severance related costs associated with the reduction in workforce with $11 million in sales and marketing, $8 million in research and development and $11 million in general and administrative.
(4) In the year ended December 31, 2022, we incurred $97 million of expenses related to legal matters. In the year ended December 31, 2024, we released an accrual for an estimated liability of $55 million associated with a legal matter.
(5) In the years ended December 31, 2023 and 2022, we had $38 million and $84 million, respectively, of impairment related costs associated with right-of-use assets and leasehold improvements.
Discussion of the Results of Operations
Revenues

	Years ended December 31,
	2024	% Change	2023	% Change	2022
	(in US $ millions, except percentages)
Revenues
Subscription solutions	2,350	28%	1,837	23%	1,488
Merchant solutions	6,530	25%	5,223	27%	4,112
Total revenues	8,880	26%	7,060	26%	5,600

Percentage of revenues
Subscription solutions	26%		26%		27%
Merchant solutions	74%		74%		73%
	100%		100%		100%
Subscription Solutions
Subscription solutions revenues increased for the year ended December 31, 2024 compared to the same period in 2023. The year-over-year increase was primarily a result of growth in MRR, which was driven largely by a higher number of merchants using our platform and by an increase in subscription plan pricing for certain plans in the second quarter of 2023.

Subscription solutions revenues increased for the year ended December 31, 2023 compared to the same period in 2022. The increase was primarily a result of growth in MRR, which was driven largely by the number of merchants on our platform, as well as prospective merchants on the free and paid trials converting to full price subscription plans during the period and by an increase in subscription plan pricing for certain plans in 2023.
Merchant Solutions
Merchant solutions revenues increased for the year ended December 31, 2024 compared to the same period in 2023. The increase in merchant solutions revenues was primarily a result of Shopify Payments revenue, relating to payment processing and currency conversion fees, growing in year ended December 31, 2024 compared to the same period in 2023. This increase was a result of an increase in our Shopify Payments penetration rate and increased merchant usage of our platform. These factors drove $43.9 billion of additional GMV facilitated using Shopify Payments in 2024 compared to the same period in 2023, representing growth of 32% year over year. For the year ended December 31, 2024, the Shopify Payments penetration rate was 61.9%, resulting in GMV of $181.0 billion that was facilitated using Shopify Payments. This compares to a penetration rate of 58.1%, resulting in GMV of $137.0 billion that was facilitated using Shopify Payments in the same period in 2023. As of December 31, 2024 Shopify Payments adoption among our merchants where Shopify Payments is available was as follows: North America, 91%, APAC, 90% and EMEA, 86% (December 31, 2023 - North America, 91%, APAC, 90% and EMEA, 81%).
Merchant solutions revenues increased for the year ended December 31, 2023 compared to the same period in 2022. The increase in merchant solutions revenues was primarily a result of Shopify Payments revenue, relating to payment processing and currency conversion fees, growing in the year ended December 31, 2023 compared to the same period in 2022. This increase was a result of an increase in our Shopify Payments penetration rate and number of merchants using our platform. These factors drove $31.0 billion of additional GMV facilitated using Shopify Payments in 2023 compared to the same period in 2022, representing growth of 29% year over year. For the year ended December 31, 2023, the Shopify Payments penetration rate was 58.1%, resulting in GMV of $137.0 billion that was facilitated using Shopify Payments. This compares to a penetration rate of 53.8%, resulting in GMV of $106.1 billion that was facilitated using Shopify Payments in the same period in 2022. As of December 31, 2023 Shopify Payments adoption among our merchants was as follows: North America, 91%, APAC, 90% and EMEA, 81% (December 31, 2022 - North America, 91%, APAC, 89% and EMEA, 74%).
Cost of Revenues

	Years ended December 31,
	2024	% Change	2023	% Change	2022
	(in US $ millions, except percentages)
Cost of revenues
Cost of subscription solutions	434	23%	354	7%	331
Cost of merchant solutions	3,974	25%	3,191	27%	2,515
Total cost of revenues	4,408	24%	3,545	25%	2,846

Percentage of revenues
Cost of subscription solutions	5%		5%		6%
Cost of merchant solutions	45%		45%		45%
	50%		50%		51%
Cost of Subscription Solutions
Cost of subscription solutions increased for the year ended December 31, 2024 compared to the same period in 2023. The increase was due mainly to an increase in cloud and infrastructure costs and increase in payment processing fees on merchant billings. As a percentage of revenues, cost of subscription solutions remained flat for the year ended December 31, 2024 compared to the same period in 2023.

Cost of subscription solutions increased for the year ended December 31, 2023 compared to the same period in 2022. The increase was primarily due to an increase in payment processing fees on merchant billings and cloud and infrastructure costs, partially offset by a decrease in support costs. As a percentage of revenues, cost of subscription solutions decreased for the year ended December 31, 2023 compared to the same period in 2022, due to lower growth on cloud and infrastructure costs, relative to the growth in revenue as well as a decrease in support costs.
Cost of Merchant Solutions
Cost of merchant solutions increased for the year ended December 31, 2024 compared to the same period in 2023. The increase was primarily due to higher payment processing fees resulting from an increase in GMV facilitated through Shopify Payments, offset by decreased costs associated with our logistics operation and amortization of acquired intangibles as a result of the sales of our logistics businesses in the second quarter of 2023.
As a percentage of revenues, cost of merchant solutions remained flat for the year ended December 31, 2024 compared to the same period in 2023 due to Shopify Payments representing a larger percentage of total revenue offset by decreased costs associated with revenue from our logistics operations and amortization of acquired intangibles as a result of the sales of our logistics businesses in the second quarter of 2023.
Cost of merchant solutions increased for the year ended December 31, 2023 compared to the same period in 2022. The increase was primarily due to higher payment processing fees resulting from an increase in GMV facilitated through Shopify Payments and Shop Cash issued following the program launch in June 2023, offset by a decrease in costs associated with our logistics operations and a decrease in acquired intangibles following the sales of our logistics business in the second quarter of 2023.
As a percentage of revenues, cost of merchant solutions remained flat for the year ended December 31, 2023 compared to the same period in 2022 due to higher payment processing fees from Shopify Payments caused by increased network costs and changes in payment card type relative to the increase in Shopify Payments revenue and Shop Cash issued following the program launch in June 2023. The increases were offset by the decrease in costs associated with revenue from our logistics operations and a decrease in amortization of acquired intangibles following the sales of our logistics business in the second quarter of 2023.
Gross Profit

	Years ended December 31,
	2024	% Change	2023	% Change	2022
	(in US $ millions, except percentages)
Gross profit	4,472	27%	3,515	28%	2,754
Percentage of total revenues	50%		50%		49%

Operating Expenses
Sales and Marketing

	Years ended December 31,
	2024	% Change	2023	% Change	2022
	(in US $ millions, except percentages)
Sales and marketing	1,393	14%	1,220	(1)%	1,230
Percentage of total revenues	16%		17%		22%
Sales and marketing expenses increased for the year ended December 31, 2024 compared to the same period in 2023, due to increases of $84 million in overall marketing program spend primarily related to an increase in performance marketing spend, $68 million in payouts related to our affiliate partner programs and $43 million in employee-related costs, offset by a decrease in severance related costs of $28 million associated with the reduction in workforce in the second quarter of 2023.
Sales and marketing expenses decreased for the year ended December 31, 2023 compared to the same period in 2022, due to decreases of $58 million in employee related costs and $53 million in online marketing spend, partially offset by increases of $38 million in offline marketing spend, $30 million in payouts related to our affiliate partner program and $17 million in severance related costs.
Research and Development

	Years ended December 31,
	2024	% Change	2023	% Change	2022
	(in US $ millions, except percentages)
Research and development	1,367	(21)%	1,730	15%	1,503
Percentage of total revenues	15%		25%		27%
Research and development expenses decreased for the year ended December 31, 2024 compared to the same period in 2023, due to decrease in employee-related costs of $114 million, the acceleration of stock-based compensation of $164 million primarily related to the sales of our logistics businesses in the second quarter of 2023 and severance related costs of $102 million associated with the reduction in workforce in the second quarter of 2023.
Research and development expenses increased for the year ended December 31, 2023 compared to the same period in 2022, due to acceleration of stock-based compensation of $164 million primarily related to the sales of our logistics businesses and an increase in severance related costs of $93 million. The increases were partially offset by a decrease of $57 million in employee-related costs.
General and Administrative

	Years ended December 31,
	2024	% Change	2023	% Change	2022
	(in US $ millions, except percentages)
General and administrative	410	(16)%	491	(31)%	708
Percentage of total revenues	5%		7%		13%
General and administrative expenses decreased for the year ended December 31, 2024 compared to the same period in 2023, due to a reversal of an estimated legal liability of $55 million recorded in the second quarter of 2024, impairment expenses of $38 million incurred relating to certain office locations we ceased using in the third quarter of 2023 and severance related costs of $18 million associated with the reduction in workforce in the second quarter of 2023, offset by increases in indirect taxes of $20 million and employee-related costs of $6 million in 2024.

General and administrative expenses decreased for the year ended December 31, 2023 compared to the same period in 2022, due to $97 million in legal expenses incurred in the third quarter of 2022, a decrease of $70 million in employee-related costs and a decrease of $46 million in impairment related costs associated with right-of-use assets and leasehold improvements.
Transaction and Loan Losses

	Years ended December 31,
	2024	% Change	2023	% Change	2022
	(in US $ millions, except percentages)
Transaction and loan losses	227	49%	152	13%	135
Percentage of total revenues	3%		2%		2%
Transaction and loan losses increased for the year ended December 31, 2024 compared to the same period in 2023, due to an increase of $41 million in losses related to lending services driven by an expansion of our offerings and programs relative to the same period in 2023 and increase of $31 million in losses related to Shopify Payments, related to higher realized losses in the period and an increase in expected losses primarily driven by higher GMV processed through Shopify Payments.
Transaction and loan losses increased for the year ended December 31, 2023 compared to the same period in 2022, due to an increase of $11 million in losses related to Shopify Capital driven by an expansion of our Capital offerings and programs relative to the same period in 2022 and an increase of $4 million in losses related to Shopify Payments, primarily related to higher realized losses in the period with the increase in GMV.
Impairment on Sales of Shopify's Logistics Businesses
In the year ended December 31, 2023, we had a net impairment on the sales of our logistics businesses of $1.3 billion, inclusive of impairment of $1.4 billion in goodwill, $337 million in intangible assets and $93 million in net assets and transaction costs, reduced by non-cash consideration received of $528 million.
Other Income (Expense)

	Years ended December 31,
	2024	% Change	2023	% Change	2022
	(in US $ millions, except percentages)
Other income (expense), net	1,153	*	1,603	*	(2,801)
*    Not a meaningful comparison
In the year ended December 31, 2024, we had net unrealized income on equity and other investments of $1.0 billion, of which $823 million was in investments with readily determinable fair values and was the result of the change in share prices from December 31, 2023 to December 31, 2024, $82 million in unrealized gain related to our investment option in Klaviyo and $89 million of unrealized gains offset by $14 million in unrealized losses and impairments related to investments without readily determinable fair values. Additionally, we had interest income of $308 million and a net loss of $138 million on our equity method investment.
In the year ended December 31, 2023, we had an unrealized loss on equity and other investments of $1.4 billion of which $1.5 billion was in investments with readily determinable fair values and was the result of an unrealized gain on our Klaviyo investment as a result of its initial public offering during the year and the change in share prices from December 31, 2022 to December 31, 2023 in our Affirm and Global-E investments, partially offset by $110 million of unrealized losses related to investments without readily determinable fair values due to impairments in the year. Additionally, we had interest income of $241 million and a net loss of $58 million on our equity method investment.

In the year ended December 31, 2022, we had an unrealized loss on equity and other investments of $3.0 billion due to our investments with readily determinable fair values, investments without readily determinable fair values and interest income. The unrealized losses were offset slightly by net realized gains on equity and other investments of $124 million and interest income of $75 million.
(Provision for) Recovery of Income Taxes

	Years ended December 31,
	2024	% Change	2023	% Change	2022
	(in US $ millions, except percentages)
(Provision for) recovery of Income taxes	(209)	*	(53)	*	163
*    Not a meaningful comparison
In the year ended December 31, 2024, we had a provision for income taxes of $209 million on account of earnings and unrealized gains on the Company's equity and other investments, net of an offset to the reversal of valuation allowance. During the year ended December 31, 2024, there were significant unrealized gains on the Company's equity and other investments resulting in a deferred tax expense. As a result, a portion of the valuation allowance was reversed which partially offset the deferred tax expense in the current year. In addition, during the year ended December 31, 2024, the Company performed a U.S. state tax sourcing analysis that resulted in a change to our U.S. state tax apportionment. This also resulted in a reduction in deferred tax assets, including unused non-capital tax losses, that were fully offset by a valuation allowance. This compares to a provision of income taxes of $53 million in the same period of 2023 primarily as a result of earnings in jurisdictions outside of North America.
In the year ended December 31, 2023, we had a provision for income taxes of $53 million primarily as a result of earnings in jurisdictions outside of North America. This compares to a recovery of income taxes of $163 million in the same period of 2022 primarily as a result of the unrealized loss on equity and other investments, share-based compensation and the change in valuation allowance related to deferred tax assets in Canada, as well as the United States.

Summary of Quarterly Results
The following table sets forth selected unaudited quarterly results of operations data for each of the eight quarters ended December 31, 2024. The information for each of these quarters has been derived from unaudited condensed consolidated financial statements that were prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods in accordance with U.S. GAAP. This data should be read in conjunction with our unaudited condensed consolidated financial statements and audited consolidated financial statements and related notes for the relevant period. These quarterly operating results are not necessarily indicative of our operating results for a full year or any future periods.

	Three months ended
	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023	Mar 31, 2023
	(in US $ millions, except per share data)
Revenues
Subscription solutions	666	610	563	511	525	486	444	382
Merchant solutions	2,146	1,552	1,482	1,350	1,619	1,228	1,250	1,126
	2,812	2,162	2,045	1,861	2,144	1,714	1,694	1,508

Cost of revenues(1)(2)
Subscription solutions	134	108	97	95	97	88	85	84
Merchant solutions	1,326	936	903	809	985	725	774	707
	1,460	1,044	1,000	904	1,082	813	859	791

Gross profit	1,352	1,118	1,045	957	1,062	901	835	717

Operating expenses
Sales and marketing(1)(2)(4)	348	331	353	361	317	295	321	287
Research and development(1)(2)(4)	351	332	349	335	311	313	648	458
General and administrative(1)(3)(4)(5)	112	114	60	124	100	137	131	123
Transaction and loan losses	76	58	42	51	45	34	31	42
Impairment on sales of Shopify's logistics businesses	—	—	—	—	—	—	1,340	—
Total operating expenses	887	835	804	871	773	779	2,471	910
Income (loss) from operations	465	283	241	86	289	122	(1,636)	(193)

Other (expenses) income, net	956	577	(38)	(342)	393	606	335	269
Income (loss) before income taxes	1,421	860	203	(256)	682	728	(1,301)	76
Provision for income taxes	(128)	(32)	(32)	(17)	(25)	(10)	(10)	(8)
Net income (loss)	1,293	828	171	(273)	657	718	(1,311)	68

Net income (loss) per share attributable to shareholders:
Basic	$1.00	$0.64	$0.13	$(0.21)	$0.51	$0.56	$(1.02)	$0.05
Diluted	$0.99	$0.64	$0.13	$(0.21)	$0.51	$0.55	$(1.02)	$0.05

(1) Includes stock-based compensation expense and related payroll taxes as follows:

	Three months ended
	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023(a)	Jun 30, 2023(a)	Mar 31, 2023
	(in US $ millions)
Cost of revenues	—	—	3	1	1	—	1	2
Sales and marketing	13	15	10	12	14	17	13	15
Research and development	81	77	73	72	69	70	252	106
General and administrative	24	23	23	26	19	20	19	18
	118	115	109	111	103	107	285	141
(a) Includes accelerated stock-based compensation of $1 million and $4 million in sales and marketing during the second and third quarter of 2023, respectively, and $164 million in research and development during the second quarter of 2023.
(2) Includes amortization of acquired intangibles as follows:

	Three months ended
	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023	Mar 31, 2023
	(in US $ millions)
Cost of revenues	1	3	4	4	4	4	8	19
Sales and marketing	1	—	—	—	—	—	1	2
Research and development	—	1	—	—	—	—	—	—
	2	4	4	4	4	4	9	21

(3) In the third quarter of 2022, we incurred $97 million of expenses related to legal matters. In the second quarter of 2024, we released an accrual for an estimated liability of $55 million associated with a legal matter.
(4) In the second quarter of 2023, we had $148 million of severance related costs associated with reductions in workforce with $28 million in sales and marketing, $102 million in research and development and $18 million in general and administrative. In the third quarter of 2022, we had $30 million of severance related costs associated with reductions in workforce with $11 million in sales and marketing, $8 million in research and development and $11 million in general and administrative.
(5) In the third quarter of 2023, we had $38 million of impairment related costs associated with right-of-use assets and leasehold improvements.
We believe that year-over-year comparisons are more meaningful than our sequential results due to seasonality in our business. While we believe that this seasonality has affected and will continue to affect our quarterly results, our rapid growth has partially masked seasonal trends to date. Our merchant solutions revenues are directionally correlated with our merchants' GMV. Our merchants' GMV typically increases during the fourth-quarter holiday season. As a result, we have historically generated higher merchant solutions revenues in our fourth quarter than in other quarters. As a result of the growth of our merchant solutions offerings, we believe that our business may become more seasonal in the future, and that historical patterns in our business may not be a reliable indicator of our future performance.
Quarterly Revenue and Gross Margin Trends
Historically, revenues experienced a seasonal decrease in our first quarter as consumers typically reduce their spending following the holiday season resulting in a seasonal decrease in GMV per merchant, which was not completely offset by merchant and MRR growth. Subsequently, revenues have increased in each of the next three quarters as a result of merchant, MRR and overall GMV growth. Our merchants have processed additional GMV during the fourth-quarter holiday seasons, and as a result we have generated higher merchant solutions revenues in our fourth quarters compared to other quarters. Due to the continued growth of our merchant solutions offerings, we believe that our business may become more seasonal in the future.
Our gross margin is generally driven by the mix between our higher margin subscription solutions revenue and lower margin merchant solutions revenue. While our total revenues have increased in recent periods, the mix has shifted towards merchant solutions revenue, most notably in the fourth quarter due to higher holiday volume of orders facilitated and the resulting Shopify Payments revenue during this period. We expect this overall trend to continue over time.

In connection with expanding our operations internationally, we anticipate a growing proportion of our revenues and cost of sales transactions to be incurred in foreign currencies as compared to USD due to increased Shopify Payments, Shopify Capital, subscriptions and other billings to select countries in local currency. Fluctuations in foreign currencies relative to the USD may impact identified quarterly and yearly trends.
Quarterly Operating Expenses Trends
Excluding the events described below and outlined in the tables above, prior to the second quarter of 2023 operating expense growth was relatively steady. Following the workforce reduction and sales of our logistics businesses in the second quarter of 2023, operating expenses decreased and continued to decrease in the third quarter of 2023. In the fourth quarter of 2023 and the first quarter of 2024, we saw increased spend to support our operations growth. Due to the reversal of a previously recorded estimated legal liability in the second quarter of 2024, operating expenses decreased versus the first quarter of 2024. In the third quarter of 2024 and continuing into the fourth quarter of 2024, operating expenses increased in connection with operations growth.
We recognized an impairment on the sales of our logistics businesses in the second quarter of 2023. We also recognized restructuring expenses in the second quarter of 2023 which caused an increase in research and development, sales and marketing and general and administrative spend relative to revenue in the quarter. We impaired certain office spaces in the third quarter of 2023, which caused an increase in general and administrative expense relative to revenue. In the second quarter of 2024, we released the remaining portion of the litigation contingency recorded in the second quarter of 2022 which decreased general and administrative spend. In addition, the sales of our logistics businesses in the second quarter of 2023, impacted the comparability of operating expenses. We note a significant portion of our operating expenses are incurred in foreign currencies which may impact the comparability of our quarterly and yearly trends.
Quarterly Other (Expense) Income Trends
Historically, there have been no consistent trends associated with other (expense) income as changes are impacted by fluctuations in the fair value of our equity investments in public companies with readily determinable fair values, observable changes or impairments associated with our equity investments in private companies without readily determinable fair values, changes in our equity method investment based on our share of income and loss, including amortization of the basis difference, changes in the fair value of our investments in convertible notes of private companies, foreign exchange rates and interest rates. The results from these changes may fluctuate from period to period and may cause volatility to our earnings as well as impact comparability of our results from period to period.
Key Balance Sheet Information

	December 31,
	2024	2023
	(in US $ millions)
Cash, cash equivalents and marketable securities(1)	5,479	5,008
Total assets	13,924	11,299
Total liabilities	2,366	2,233
Total non-current liabilities	410	1,335
(1) Excludes $709 million and $115 million of marketable securities classified in "Long-term Investments" as of December 31, 2024 and 2023, respectively.

Total net assets increased $2.5 billion as of December 31, 2024 compared to December 31, 2023, due to the increase of $2.6 billion in total assets and the decrease of $133 million in total liabilities. The increase in net assets is primarily due to the cash provided by operating activities of $1.6 billion and an increase in Equity and other investments from net unrealized gains on our investments of $1.0 billion.

The following table presents the total value of the Company's cash and cash equivalents, marketable securities, long-term investments, equity and other investments and equity method investments by the assets' underlying geographic location:

	December 31,
	2024		2023
	(in US $ millions, except percentages)
United States	8,999	78%	7,310	78%
Israel	1,310	11%	962	10%
Canada	992	9%	913	10%
Rest of World	176	2%	200	2%
	11,477	100%	9,385	100%
Liquidity and Capital Resources
To date, we have financed our operations primarily through the sale of equity securities as well as the sale of the Notes, raising approximately $7.8 billion, net of issuance costs, from investors.
In connection with the expiration of our previous short-form base shelf prospectus, we filed a new short-form base shelf prospectus with the securities commissions in each of the provinces and territories of Canada, except Quebec, and a corresponding shelf registration statement on Form F-10 with the U.S. SEC, on November 12, 2024. This shelf prospectus and registration statement enables Shopify to offer Class A subordinate voting shares, preferred shares, debt securities, warrants, subscription receipts, units, or any combination thereof, from time to time during the 25-month period that the shelf prospectus is effective. The type of securities and the specific terms thereof will be determined at the time of any offering and will be described in the applicable prospectus supplement to be filed separately with Canadian securities regulators and the SEC.
Our principal cash requirements are for working capital and ongoing operations. Excluding current deferred revenue and convertible senior notes, working capital as of December 31, 2024 was $6.5 billion. The $920 million in aggregate principal amount of Notes due in less than one year may be settled in Class A subordinate voting shares instead of cash, at our option. As a result of our employee compensation program there is a potential for an increase in cash usage as employees have the ability to elect how much of their total compensation will be in the form of cash versus stock-based compensation awards. Given the ongoing cash generated from operations and our existing cash and cash equivalents, we believe there is sufficient liquidity to meet our current and planned financial obligations over the next 12 months and into the foreseeable future. Our future financing requirements will depend on many factors, including but not limited to our growth rate, subscription renewal activity, the timing and extent of spending to support development of our platform, the expansion of sales and marketing activities, the macroeconomic conditions and overall levels of consumer spending on goods and potential strategic investments and acquisitions activity. Although we currently are not a party to any material undisclosed agreement and do not have any understanding with any third parties with respect to potential material investments in, or material acquisitions of, businesses or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Cash, Cash Equivalents and Marketable Securities
Cash, cash equivalents and marketable securities increased by $471 million to $5.5 billion as of December 31, 2024 from $5.0 billion as of December 31, 2023, primarily as a result of cash provided by our operations partially offset by the purchase and origination of loans, net of repayments and the purchase of equity and other investments. Cash equivalents and marketable securities include money market funds, term deposits, U.S. federal bonds and agency securities and corporate bonds and commercial paper, all maturing within the 12 months from December 31, 2024.
The following table summarizes our total cash, cash equivalents and marketable securities as well as our operating, investing and financing activities for the years ended December 31, 2024, 2023 and 2022:

	Years ended December 31,
	2024	2023	2022
	(in US $ millions)
Cash, cash equivalents and marketable securities (end of period)	5,479	5,008	5,053

Net cash provided by (used in):
Operating activities	1,616	944	(136)
Investing activities	(1,586)	(1,244)	(719)
Financing activities	61	60	18
Effect of foreign exchange on cash and cash equivalents	(6)	4	(17)
Net increase (decrease) in cash and cash equivalents	85	(236)	(854)
Decrease in marketable securities(1)	386	191	(1,861)
Net increase (decrease) in cash, cash equivalents and marketable securities	471	(45)	(2,715)

(1) Excludes $709 million and $115 million of marketable securities classified in "Long-term Investments" as of December 31, 2024 and 2023, respectively.
Cash Flows From Operating Activities
Our largest source of operating cash is from merchant solutions. Within merchant solutions, the largest source of cash flows are Shopify Payments processing fee arrangements, which are received on a daily basis as transactions are processed. We also generate significant cash flows from our subscription solutions with subscription revenues. These payments are typically paid to us at the beginning of the applicable subscription period, except for our Shopify Plus merchants who typically pay us at the end of their monthly billing cycle.
Our primary uses of cash from operating activities are for third-party payment processing fees, employee-related expenditures, marketing programs and outsourced hosting costs.
For the year ended December 31, 2024, net cash provided by operating activities was primarily the result of operating income, once adjusted for non-cash items, slightly offset by a use of cash due to an increase in non-cash working capital.
Cash Flows From Investing Activities
Net cash used in investing activities in the year ended December 31, 2024 was driven by $939 million used for purchases of marketable securities, net of maturities, $464 million used for purchases and originations of loans, net of repayments and sales, $137 million used for purchases of equity and other investments, $30 million used in acquisitions of businesses, net of cash acquired and $19 million used to purchase property and equipment, which consisted mainly of leasehold improvements and computer equipment.

Cash Flows From Financing Activities
Net cash provided by financing activities in the year ended December 31, 2024 was driven by proceeds from the issuance of Class A subordinate voting shares and Class B restricted multiple voting shares as a result of stock options exercises.
Contractual Obligations
Our principal commitments consist of our Notes and obligations under our operating leases for office, warehouse and commercial space. The following table summarizes our contractual obligations as of December 31, 2024:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in US $ millions)
Convertible senior notes(1)	921	—	—	—	921
Operating lease and unconditional purchase obligations(2)	255	352	88	193	888
Total contractual obligations	1,176	352	88	193	1,809
(1) $920 million in aggregate principal amount of Notes due in less than one year may be settled in Class A subordinate voting shares instead of cash, at our option.
(2) Consists of payment obligations under our office and commercial space leases as well as other unconditional purchase obligations.
Litigation and Loss Contingencies
In the third quarter of 2022, a jury in the U.S. District Court for the District of Delaware returned a verdict finding that the Company infringed three web technology patents owned by Express Mobile, Inc. and the Company recorded an estimated liability in that period for damages and potential interest of $55 million. The Company filed a post-trial motion for judgment as a matter of law. In the second quarter of 2024, the court granted that motion, vacating the jury verdict in its entirety and mooting the plaintiff's motion for pre- and post-judgement interest.
As a result of this decision, in the second quarter of 2024, the Company reversed the previously recorded liability within "General and administrative" in the condensed consolidated statement of operations and comprehensive income (loss), as a loss contingency was no longer considered probable.
We are not aware of any other litigation matters or loss contingencies that would be expected to have a material adverse effect on the business, consolidated financial position, results of operations or cash flows.
Off-Balance Sheet Arrangements
In connection with the sales of our logistics businesses in the second quarter of 2023, we retained our guarantee of certain leases. We also entered into an indemnification agreement that governs the liability obligations of the purchaser in connection with these guarantees. These arrangements, and our obligations arising from such arrangements, are not expected to have a material impact on the current or future financial performance or financial condition of the Company.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with U.S. GAAP. In the preparation of these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we re-evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as significant accounting policies and estimates, which we discuss below and in further detail in Note 3 - Significant Accounting Policies of our audited consolidated financial statements for the year ended December 31, 2024 included in this Annual Report on Form 10-K.
Revenue Recognition
For revenue streams that involve another party that contributes to providing a specified service to a customer, the Company determines whether it is the principal or an agent. In these instances, the Company determines whether it has promised to provide the specified service itself (as principal) or to arrange for the specified service to be provided by another party (as an agent). This determination depends on the facts and circumstances of each arrangement and, in some instances, involves significant judgment. The Company recognizes revenue from certain services, such as the sale of shipping labels, the sale of apps, the sale of themes, card services and installments services, on a net basis as the Company is the agent in the arrangement with customers. All other revenue is reported on a gross basis, as the Company has determined it is the principal in the respective arrangements.
Equity and Other Investments
The Company evaluates each investment to determine if the investment is a variable interest entity and, if so, whether the Company is the primary beneficiary of the variable interest entity. As of December 31, 2024 and 2023, there were no variable interest entities required to be consolidated in the Company’s consolidated financial statements.
The Company also assesses each investment to determine its classification based on fair value measurements and other factors, which then are classified as equity and other investments with readily determinable fair values, equity and other investments without readily determinable fair values and equity and other investments under the equity method of accounting.
Equity and other investments in private companies without readily determinable fair values are carried at cost less impairments, with subsequent adjustments for observable changes (referred to as the measurement alternative). Estimates and judgments are involved in applying the measurement alternative associated with equity and other investments without readily determinable fair values by developing certain key assumptions, including revenue growth rates and revenue multiples based on market comparables.
The Company also holds investments in convertible notes of private companies which are classified as available-for-sale debt securities, for which the Company has elected to account for under the fair value option. The investments are carried at fair value at each balance sheet date and any movements in the fair values are classified as "Other income (expense), net" in the consolidated statement of operations and comprehensive income (loss).
The Company evaluates each investment to determine if the investment should be accounted for as an equity method investment based upon equity ownership, significant influence and ongoing involvement in the investee, including factors such as representation on the investee's Board of Directors. Investments that qualify for the equity method of accounting treatment are carried at the Company’s investment amounts and adjusted each period for the Company’s share of the investee’s income or loss and amortization of the basis difference, which is the difference between the fair value of our investment in the company and the underlying equity in the net assets of the investee.
The Company assesses its equity and other investments in private companies and equity method investment for impairment through analyzing market conditions, business results and other qualitative measures that suggest that the carrying amount of the investment may be impaired, and the decline in value below the carrying amount is determined to be other than temporary.
Loss Contingencies
The Company records accruals for loss contingencies when losses are probable and reasonably estimable. The Company evaluates developments in legal matters that could affect the amount of liability that has been previously accrued and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount of a loss or potential loss. The Company may be unable to reasonably estimate the reasonably possible loss or range of loss for a particular legal contingency for various reasons, including, among others, because: (i) the damages sought are indeterminate; (ii) the proceedings are in the relatively early stages; (iii) there is uncertainty as to the outcome of pending proceedings (including motions and appeals); (iv) there is uncertainty as to the likelihood of settlement and the outcome of any negotiations with respect thereto; (v) there remain significant factual issues to be determined or resolved; (vi) the relevant law is unsettled; or (vii) the proceedings involve novel or untested legal theories. In such instances, there may be considerable uncertainty regarding the ultimate resolution of such matters, including the likelihood or magnitude of a possible eventual loss, if any.
Income Taxes
Income tax expense includes domestic and foreign income taxes.
Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not to be realized. The Company considers many factors when assessing the likelihood of future realization of our deferred tax assets, including its recent cumulative loss experience and expectations of future earnings, capital gains and investment in the applicable jurisdiction, the carry-forward periods available to it for tax reporting purposes and other relevant factors.
The Company evaluates tax positions taken or expected to be taken in the course of preparing tax returns to determine whether the tax positions have met a “more-likely-than-not” threshold of being sustained by the applicable tax authority. Tax benefits related to tax positions not deemed to meet the “more-likely-than-not” threshold are not permitted to be recognized in the consolidated financial statements.
Item 7A: Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, as discussed in Note 3 in our consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2024. These risks primarily include foreign currency exchange risk, equity and other investments risk, interest rate risk, concentration of credit risk and inflation risk, as discussed below. We regularly assess these risks to minimize any adverse effects on our business as a result of those factors.
Foreign Currency Exchange Risk
While the majority of our revenues, cost of revenues and operating expenses are denominated in USD, a significant portion are denominated in foreign currencies. Due to offering Shopify Payments, Shopify Capital, subscriptions and other billing to select countries in local currency, a significant proportion of revenue transactions are denominated in EUR, GBP and CAD. A significant proportion of operating expenses are also incurred in the aforementioned foreign currencies. We therefore are subject to foreign currency exchange risk related to these currencies and fluctuations in foreign currency exchange rates. To help mitigate the impacts associated with foreign currency fluctuations on future cash flows from operating expenses, we maintain a portfolio of foreign exchange derivative products designated as hedging instruments.

Effect of Foreign Exchange Rates
The following non-GAAP financial measures convert our revenues, cost of revenues, operating expenses and income (loss) from operations in the current reporting period using the comparative prior year period's monthly average exchange rates:

	Years ended December 31,
	2024			2023
	GAAP Amounts as Reported	Exchange Rate Effect (2)	At Prior Year Effective Rates (1)	GAAP Amounts as Reported
	(in US $ millions)
Revenues	8,880	5	8,885	7,060
Cost of revenues	(4,408)	(5)	(4,413)	(3,545)
Operating expenses	(3,397)	(22)	(3,419)	(4,933)
Income (loss) from operations	1,075	(22)	1,053	(1,418)
(1) Represents the outcome that would have resulted if the comparative prior year period's effective foreign exchange rates are applied to the current reporting period.
(2) Represents the increase or decrease in GAAP amounts reported resulting from using the comparative prior year period's effective foreign exchange rates. The exchange rate effect is primarily driven by fluctuations in CAD, GBP, JPY and EUR foreign exchange rates.
This effect of foreign exchange rates on our consolidated statements of operations disclosure is a supplement to our consolidated financial statements, which are prepared and presented in accordance with U.S. GAAP. We have provided the above non-GAAP disclosure as we believe it presents a clear comparison of our period to period operating results by removing the impact of fluctuations in foreign exchange rates and to assist investors in understanding our financial and operating performance. Non-GAAP financial measures are not recognized measures for financial statement presentation under U.S. GAAP, do not have standardized meanings and may not be comparable to similar measures presented by other public companies. Such non-GAAP financial measures should be considered as a supplement to, and not as a substitute for, or superior to, the corresponding measures calculated in accordance with U.S. GAAP.
The following table summarizes the effects on revenues, cost of revenues, operating expenses and income (loss) from operations of a 10% strengthening of all foreign currencies the Company transacts in versus the USD without considering the impact of the Company's hedging activities and factoring in any potential changes in demand for the Company's solutions as a result of fluctuations in exchange rates:

	Years ended December 31,
	2024			2023
	GAAP Amounts As Reported	Exchange Rate Effect(1)(2)	At 10% Stronger Rates(3)	GAAP Amounts As Reported	Exchange Rate Effect(2)	At 10% Stronger Rates(1)(3)
	(in US $ millions)
Revenues	8,880	190	9,070	7,060	125	7,185
Cost of revenues	(4,408)	(86)	(4,494)	(3,545)	(64)	(3,609)
Operating expenses	(3,397)	(104)	(3,501)	(4,933)	(117)	(5,050)
Income (loss) from operations	1,075	—	1,075	(1,418)	(56)	(1,474)
(1) A 10% weakening of the foreign currencies versus the USD would have an equal and opposite impact on the Company's revenues, cost of revenues, operating expenses and income (loss) from operations as presented in the table.
(2) Represents the increase or decrease in GAAP amounts reported resulting from a 10% strengthening in foreign exchange rates relative to the USD.
(3) Represents the outcome that would have resulted had the foreign exchange rates relative to the USD in those periods been 10% stronger than they actually were, excluding the impact of our hedging program and without factoring in any potential changes in demand for the Company's solutions as a result of changes in exchange rates.

Equity and Other Investments Risk
We hold equity and other investments that are subject to market-related risks that could substantially reduce or increase the fair value of our holdings. As of December 31, 2024, we had equity and other investments in public and private companies and our equity method investment totaled $5.3 billion. Our equity and other investments with readily determinable fair values, representing $3.1 billion of our investments as of December 31, 2024, are recorded at fair value, which is subject to market price volatility. Our equity investments in private companies, representing $717 million of our investments as of December 31, 2024, are recorded using the measurement alternative and are assessed each reporting period for observable price changes and impairments, which may involve estimates and judgments given the lack of readily available market data. Certain equity investments in private companies are in the early stages of development and are inherently risky due to their lack of operational history. Our equity method investment in Flexport, representing $642 million of our investments as of December 31, 2024, is subject to market-related risks based on our share of income or loss, including amortization of the basis difference, from this investment which may cause volatility to our earnings. Our debt investments in convertible notes of private companies are recorded at fair value represented $543 million of our investments as of December 31, 2024, which are impacted by the underlying entities' valuations and interest rates. Our investment option derivative to purchase Series B common shares in Klaviyo, representing $204 million of our investments as of December 31, 2024, is impacted by market price volatility and interest rates.
Our marketable securities greater than one year, and less than 3 years, representing $708 million of our investments as of December 31, 2024, are recorded at carrying value and any changes in the fair value due to the interest rate are not recorded until the investment is sold as they are classified as "held to maturity". The results from these changes may fluctuate from period to period and may cause volatility to our earnings as well as impact comparability of our results from period to period.
Interest Rate Risk
We had cash, cash equivalents and marketable securities in our cash management program totaling $5.5 billion as of December 31, 2024. The cash and cash equivalents are held for operations and working capital purposes. Our investments within cash, cash equivalents and marketable securities are made for capital preservation purposes. We do not enter into these types of investments for trading or speculative purposes.
Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our debt securities as "held to maturity", no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other than temporary.
In September 2020, we issued $920 million aggregate principal amount of Notes. The Notes have a fixed annual interest rate of 0.125%; accordingly, we do not have economic interest rate exposure on the Notes. However, the fair market value of the Notes is exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the Notes will generally fluctuate as the price of our Class A subordinate voting shares fluctuates. We carry the Notes at face value less debt offering costs, plus any amortization of offering costs, and we present the fair value for required disclosure purposes only.
The Company holds convertible notes in private companies. These investments are classified as available-for-sale debt securities, for which we have elected to account for under the fair value option. These investments are carried at fair value at each balance sheet date and any movements in the fair value are recognized in "Net income (loss)" in the consolidated statement of operations and comprehensive income (loss). The underlying entity's valuation includes inputs such as interest rates which impact the market value of the investment.

Concentration of Credit Risk
The Company’s cash and cash equivalents, marketable securities, trade and other receivables, loans, merchant cash advances and foreign exchange derivative instruments subject the Company to concentrations of credit risk. Management mitigates this risk associated with cash and cash equivalents by making deposits and entering into foreign exchange derivative products only with large banks and financial institutions that are considered to be highly creditworthy. We limit the amount of credit exposure with any one financial institution and conduct timely evaluations of the credit worthiness of these financial institutions. Management mitigates the risks associated with marketable securities by adhering to its investment policy, which stipulates minimum rating requirements, maximum investment exposures and maximum maturities. Due to the Company’s diversified merchant base, there is no particular concentration of credit risk related to the Company’s trade and other receivables, loans receivable and merchant cash advances. Trade and other receivables, loans receivable and merchant cash advances are monitored on an ongoing basis to ensure timely collection of amounts. The Company has mitigated some of the risks associated with Shopify Capital by holding insurance policies with an AAA rated provider as of December 31, 2024. The Company pays a monthly premium based on total eligible dollars advanced, and records this as "General and administrative" expense in the consolidated statements of operations and comprehensive income (loss). All policies include a deductible set at either a specified dollar loss threshold or calculated as a percentage of eligible advances issued. After considering the Company’s deductible and the insurer's maximum liability under the policies, the majority of the Company's gross outstanding balance of loans and merchant cash advances as of December 31, 2024 is covered. The receivable related to insurance recoveries, if any, is included in "Loans and merchant cash advances, net" in the consolidated balance sheets. There are no receivables from individual merchants accounting for 10% or more of revenues or receivables.
Inflation Risk
We are subject to inflation risk that could have a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations. Furthermore, our merchants are also subject to risks associated with inflationary pressures that could impact their business and financial condition. These pressures could subsequently result in impacts to our GMV and further affect our business, particularly if economic growth has slowed across many of the regions in which we operate.
Item 8: Financial Statements and Supplementary Data
The consolidated financial statements and accompanying notes listed in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K are included elsewhere in this Annual Report on Form 10-K.
Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A: Controls and Procedures
All control systems, no matter how well designed, have inherent limitations. Accordingly, even disclosure controls and procedures and internal controls over financial reporting determined to be effective can only provide reasonable assurance of achieving their control objectives with respect to financial statement preparation and presentation.
Evaluation of disclosure controls and procedures: Management of the Company, under the supervision of the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining disclosure controls and procedures (as defined by the SEC) in Rule 13a-15(e) under the Exchange Act for the Company to ensure that material information relating to the Company, including its consolidated subsidiaries, that is required to be made known to the Chief Executive Officer and Chief Financial Officer by others within the Company and disclosed by the Company in reports filed or submitted by it under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and (ii) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2024 and have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2024.
Management’s Annual Report on Internal Control over Financial Reporting
Management of the Company, under the supervision of the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over the Company's financial reporting. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with United States generally accepted accounting principles.
Management, including the Chief Executive Officer and Chief Financial Officer, have assessed the effectiveness of the Company's internal control over financial reporting in accordance with Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management, including the Chief Executive Officer and Chief Financial Officer, have determined that the Company's internal control over financial reporting was effective as of December 31, 2024. Additionally, based on management's assessment, management determined that there were no material weaknesses in the Company's internal control over financial reporting as of December 31, 2024.
The effectiveness of management's internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15 of this Annual Report on Form 10-K.
Changes in internal control over financial reporting: There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a15(f)) identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during our most recently completed fiscal year and fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B: Other Information
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2024, the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) listed below adopted, modified or terminated trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
On November 13, 2024, Harley Finkelstein, the Company’s President, entered into a trading plan that provides for the potential sale of up to 573,865 shares of the Company’s Class A Subordinate Voting Shares. The plan will terminate on December 31, 2025, subject to early termination for certain specified events set forth in the plan.
On November 27, 2024, Robert Ashe, a member of the Company’s board of directors, entered into a trading plan that provides for the potential sale of up to 100,000 shares of the Company’s Class A Subordinate Voting Shares. The plan will terminate on December 31, 2025, subject to early termination for certain specified events set forth in the plan.
Item 9C: Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10: Directors, Executive Officers and Corporate Governance
The information required by this Item will be disclosed in our Form 10-K/A, which will be filed no later than 120 days after December 31, 2024. This information will also be disclosed in the management information circular that we prepare in accordance with Canadian corporate and securities law requirements.
Code of Ethics, Governance Guidelines and Committee Charters
We have adopted a Code of Conduct that applies to all Shopify employee and directors. The Code of Conduct is posted on our website at https://shopifyinvestors.com/Governance/Governance-Documents. We will post any amendments to or waivers of the Code of Conduct at that location.
We have also adopted a Board Charter, Audit Committee Charter, Compensation and Talent Management Committee Charter, and Nominating and Corporate Governance Committee Charter for the Board of Directors and for each of our Audit Committee. Each of these documents is available on our website https://shopifyinvestors.com/Governance/Governance-Documents.
Insider Trading Policies and Procedures
The Company has insider trading policies and procedures (the "Insider Trading Policy") that govern the purchase, sale and other dispositions of its securities by directors, officers, employees and contractors. as well as by the Company itself. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards.
A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11: Executive Compensation
The information required by this Item will be disclosed in our Form 10-K/A, which will be filed no later than 120 days after December 31, 2024. This information will also be disclosed in the management information circular that we prepare in accordance with Canadian corporate and securities law requirements.
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be disclosed in our Form 10-K/A, which will be filed no later than 120 days after December 31, 2024. This information will also be disclosed, as applicable, in the management information circular that we prepare in accordance with Canadian corporate and securities law requirements.
Item 13: Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be disclosed in our Form 10-K/A, which will be filed no later than 120 days after December 31, 2024. This information will also be disclosed, as applicable, in the management information circular that we prepare in accordance with Canadian corporate and securities law requirements.
Item 14: Principal Accountant Fees and Services
The information required by this Item will be disclosed in our Form 10-K/A, which will be filed no later than 120 days after December 31, 2024. This information will also be disclosed in the management information circular that we prepare in accordance with Canadian corporate and securities law requirements.

Part IV
Item 15: Exhibit and Financial Statement Schedules
a.The following documents are filed as part of this report:
1.Consolidated Financial Statements
2.Exhibits Required by Item 601 of Regulation S-K
The information required by this item is set forth in the Index to Exhibits that precedes the signature page of this Annual Report

Index to Exhibits	117
b.The information required by this item is set forth in the Index to Exhibits that precedes the signature page of this Annual Report.
Item 16: Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Shopify Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Shopify Inc. and its subsidiaries (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income (loss), of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control ‒ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control ‒ Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition - Principal versus Agent Considerations
As described in Note 3 to the consolidated financial statements, management follows the guidance provided in ASC 606, Revenue from Contracts with Customers, for determining whether the Company is the principal or an agent in arrangements with customers that involve another party that contributes to providing a specified service to a customer. In these instances, management determines whether the Company has promised to provide the service itself (as principal) or to arrange for the specified service to be provided by another party (as an agent). As disclosed by management, this determination is a matter of significant judgment that depends on the facts and circumstances of each arrangement. The Company recognizes revenue from the sale of shipping labels, the sale of apps, the sale of themes, card services and installments services on a net basis as the Company is the agent in the arrangement with customers. All other revenue is reported on a gross basis, as management has determined it is the principal in the respective arrangements. Revenue reported on a gross basis makes up a significant portion of total revenues of $8,880 million.
The principal considerations for our determination that performing procedures relating to Revenue Recognition – Principal versus Agent Considerations is a critical audit matter are (i) that there was significant judgment applied by management, in some instances, in assessing whether the Company (a) was primarily responsible for the fulfillment of the promised service, (b) had control of the promised service before it was transferred to the customer, and (c) had full discretion in establishing the price for the promised service; and (ii) a high degree of auditor judgment, subjectivity and effort in performing audit procedures and evaluating the results of those procedures.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s determination as to whether the Company had promised to provide the service as principal or as an agent. These procedures also included, among others, testing the reasonableness of management’s determination as to whether the Company had promised to provide the service as principal or as an agent, which included assessing whether the Company was primarily responsible for the fulfillment of the promised service, had control of the promised service before it was transferred to the customer, and had full discretion in establishing the price for the promised service by considering the contractual terms with customers, on a sample basis, and agreements with service providers, where applicable, and considering whether these conclusions were consistent with evidence obtained in other areas of the audit.
/s/PricewaterhouseCoopers LLP
Chartered Professional Accountants, Licensed Public Accountants
Ottawa, Canada
February 11, 2025
We have served as the Company’s auditor since 2011.

Shopify Inc.
Consolidated Balance Sheets
(Expressed in US $ millions, except share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	1,498	1,413
Marketable securities	3,981	3,595
Trade and other receivables, net	342	282
Loans and merchant cash advances, net	1,224	816
Other current assets	209	169
	7,254	6,275
Long-term assets
Property and equipment, net	47	49
Operating lease right-of-use assets, net	93	98
Intangible assets, net	22	29
Deferred tax assets	37	44
Other long-term assets	21	—
Long-term investments	709	115
Equity and other investments ($3,930 and $2,977, carried at fair value)	4,647	3,482
Equity method investment	642	780
Goodwill	452	427
	6,670	5,024
Total assets	13,924	11,299
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	737	579
Deferred revenue	283	302
Operating lease liabilities	18	17
Convertible senior notes	918	—
	1,956	898
Long-term liabilities
Deferred revenue	147	196
Operating lease liabilities	190	217
Convertible senior notes	—	916
Deferred tax liabilities	73	6
	410	1,335
Commitments and contingencies (Note 17)
Shareholders’ equity
Common stock, unlimited Class A subordinate voting shares authorized, 1,215,229,233 and 1,207,318,947, issued and outstanding; unlimited Class B restricted voting shares authorized, 79,350,906 and 79,251,346 issued and outstanding; 1 Founder share authorized, 1 and 1 issued and outstanding	9,634	9,201
Additional paid-in capital	305	251
Accumulated other comprehensive (loss) income	(10)	4
Accumulated surplus (deficit)	1,629	(390)
Total shareholders’ equity	11,558	9,066
Total liabilities and shareholders’ equity	13,924	11,299
The accompanying notes are an integral part of these consolidated financial statements.

Shopify Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Expressed in US $ millions, except share and per share amounts)

	Years ended
	December 31, 2024	December 31, 2023	December 31, 2022
Revenues
Subscription solutions	2,350	1,837	1,488
Merchant solutions	6,530	5,223	4,112
	8,880	7,060	5,600

Cost of revenues
Subscription solutions	434	354	331
Merchant solutions	3,974	3,191	2,515
	4,408	3,545	2,846

Gross profit	4,472	3,515	2,754

Operating expenses
Sales and marketing	1,393	1,220	1,230
Research and development	1,367	1,730	1,503
General and administrative	410	491	708
Transaction and loan losses	227	152	135
Impairment on sales of Shopify's logistics businesses	—	1,340	—
Total operating expenses	3,397	4,933	3,576
Income (loss) from operations	1,075	(1,418)	(822)

Other income (expense), net
Interest income	308	241	75
Net realized gain (loss) on equity and other investments	3	(5)	124
Net unrealized gain (loss) on equity and other investments	988	1,424	(2,998)
Net loss on equity method investment	(138)	(58)	—
Foreign exchange (loss) gain	(8)	1	(2)
Total other income (expense), net	1,153	1,603	(2,801)
Income before income taxes	2,228	185	(3,623)
(Provision for) recovery of income taxes	(209)	(53)	163
Net income (loss)	2,019	132	(3,460)

Net income per share attributable to shareholders:
Basic	$1.57	$0.10	$(2.73)
Diluted	$1.55	$0.10	$(2.73)

Weighted average shares used to compute net income (loss) per share attributable to shareholders:
Basic	1,289,812,124	1,281,554,559	1,266,268,155
Diluted	1,301,509,980	1,295,511,385	1,266,268,155

Other comprehensive (loss) income
Unrealized (loss) gain on cash flow hedges	(19)	20	(10)
Tax effect on unrealized (loss) gain on cash flow hedges	5	—	—
Total other comprehensive (loss) income	(14)	20	(10)
Comprehensive income (loss)	2,005	152	(3,470)
The accompanying notes are an integral part of these consolidated financial statements.

Shopify Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Expressed in US $ millions, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit) Surplus	Total
	Shares(1)	Amount
As of December 31, 2021	1,258,971,590	8,040	161	(6)	2,938	11,133
Exercise of stock options	3,126,869	34	(17)	—	—	17
Stock-based compensation	—	—	549	—	—	549
Vesting of restricted share units	7,380,507	471	(471)	—	—	—
Issuance of Founder share	1	—	—	—	—	—
Issuance of shares related to business acquisitions	5,649,600	202	(192)	—	—	10
Net income and comprehensive income for the year	—	—	—	(10)	(3,460)	(3,470)
As of December 31, 2022	1,275,128,567	8,747	30	(16)	(522)	8,239
Exercise of stock options	3,915,216	109	(49)	—	—	60
Stock-based compensation	—	—	615	—	—	615
Vesting of restricted share units	7,288,043	335	(335)	—	—	—
Issuance of shares related to business acquisitions	238,468	10	(10)	—	—	—
Net income and comprehensive income for the year	—	—	—	20	132	152
As of December 31, 2023	1,286,570,294	9,201	251	4	(390)	9,066
Exercise of stock options	2,576,628	89	(28)	—	—	61
Stock-based compensation	—	—	430	—	—	430
Vesting of restricted share units	5,433,218	344	(348)	—	—	(4)
Net income and comprehensive income for the year	—	—	—	(14)	2,019	2,005
As of December 31, 2024	1,294,580,140	9,634	305	(10)	1,629	11,558
(1) Share amounts as of December 31, 2021 have been retrospectively adjusted to reflect the share split ("Share Split") effected in June 2022. See Note 19 for details.
The accompanying notes are an integral part of these consolidated financial statements.

Shopify Inc.
Consolidated Statements of Cash Flows
(Expressed in US $ millions)

	Years ended
	December 31, 2024	December 31, 2023	December 31, 2022
Cash flows from operating activities
Net income (loss) for the year	2,019	132	(3,460)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	36	70	93
Stock-based compensation	430	615	549
Impairment of right-of-use assets and leasehold improvements	—	38	84
Provision for transaction and loan losses	148	80	74
Deferred income tax expense (recovery)	78	(1)	(187)
Revenue related to non-cash consideration	(94)	(158)	(121)
Impairment on sales of Shopify's logistics businesses	—	1,340	—
Net (gain) loss on equity and other investments	(992)	(1,419)	2,919
Net loss on equity method investment	138	58	—
Unrealized foreign exchange (gain) loss	19	(6)	12
Changes in operating assets and liabilities:
Trade and other receivables	(148)	(98)	(105)
Merchant cash advances and related receivables, net	(82)	214	(23)
Other current and long-term assets	(72)	(50)	(31)
Accounts payable and accrued liabilities	110	69	28
Deferred revenue	26	60	32
Net cash provided by operating activities	1,616	944	(136)
Cash flows from investing activities
Purchases of property and equipment	(19)	(39)	(50)
Purchases of marketable securities	(8,396)	(5,841)	(5,011)
Maturities of marketable securities	7,457	5,590	6,890
Purchases and originations of loans	(3,006)	(1,861)	(526)
Repayments and sales of loans	2,542	1,338	367
Purchases of equity and other investments	(137)	(364)	(635)
Acquisition of businesses, net of cash acquired	(30)	(31)	(1,754)
Other	3	(36)	—
Net cash used in investing activities	(1,586)	(1,244)	(719)
Cash flows from financing activities
Proceeds from the exercise of stock options	61	60	18
Net cash provided by financing activities	61	60	18
Effect of foreign exchange on cash, cash equivalents and restricted cash	(6)	4	(17)
Net (decrease) increase in cash, cash equivalents and restricted cash	85	(236)	(854)
Cash, cash equivalents and restricted cash – Beginning of Year	1,413	1,649	2,503
Cash, cash equivalents and restricted cash – End of Year	1,498	1,413	1,649

Supplemental cash flow information:
Cash paid for income taxes, net	116	50	27
Cash paid for interest	1	1	1
The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements
1.Nature of Business
Shopify Inc. ("Shopify" or the "Company") was incorporated on September 28, 2004. Shopify is a leading global commerce company that provides essential internet infrastructure for commerce, offering trusted tools to start, scale, market and run a business of any size. Shopify makes commerce better for everyone with a software platform and services that are engineered for simplicity and reliability, while delivering a better shopping experience for consumers everywhere. The Company's software enables merchants to run their business across all of their sales channels, including web and mobile storefronts, physical retail locations, social media storefronts and marketplaces. The Shopify platform provides merchants with a single view of their business across all of their sales channels and enables them to manage products and inventory, process orders and payments, fulfill and ship orders, build customer relationships, source products, leverage analytics and reporting and access financing, all from one integrated back office.
2.Basis of Presentation and Consolidation
These consolidated financial statements include the accounts of the Company and its directly and indirectly held wholly owned subsidiaries including, but not limited to: Shopify LLC, Shopify Holdings (USA) 2 Inc., Shopify (USA) Inc., Shopify Strategic Holdings 3 LLC, incorporated in the state of Delaware in the United States; Shopify International Limited, incorporated in Ireland; Shopify Commerce Singapore Pte. Ltd., incorporated in Singapore; All intercompany accounts and transactions have been eliminated upon consolidation.
These consolidated financial statements of the Company have been presented in United States dollars ("USD") and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), including the applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding financial reporting.
3.Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements, in accordance with U.S. GAAP, requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting year. Actual results may differ from the estimates made by management. Significant estimates, judgments and assumptions in these consolidated financial statements include: key judgments related to revenue recognition in determining whether the Company is the principal or an agent to the arrangements with merchants; estimates and judgments involved in applying the measurement alternative associated with equity and other investments in private companies, including revenue growth rates and revenue multiples based on market comparables; estimates involved in our equity method investment; probabilities of achieving performance milestones associated with non-cash revenue consideration from strategic partnerships; and the probability and amount of loss contingencies.
Revenue Recognition
The Company's sources of revenue consist of subscription solutions and merchant solutions.
Sales taxes collected from merchants and remitted to government authorities are excluded from revenue.
The Company's arrangements with customers can include multiple performance obligations, which may consist of some or all of the Company's subscription solutions. The total transaction price is determined at the inception of the contract and allocated to each performance obligation based on their relative standalone selling prices. In the case of merchant solutions, the transaction price for each performance obligation is based on the observable standalone selling price for each performance obligation. The transaction price for multiple merchant solutions is never a bundled price, therefore a relative allocation is not required.

The Company generally receives payment from its merchants at the time of invoicing. In all other cases, payment terms and conditions vary by contract type, although terms generally include a requirement for payment within 30 days of the invoice date.
Subscription Solutions
For services where the performance obligation is to provide merchants with access to the Shopify platform, such as Online Subscriptions and Point-of-Sale ("POS") Pro subscriptions, revenue is recognized over time on a ratable basis over the contractual term of the subscriptions. Certain subscription contracts have a transaction price that includes a variable component that is based on the merchants' volume of sales. In such cases, the Company recognizes revenue when the merchant's sale occurs, the variable price becomes known and it has a right to invoice. Payments received in advance of services being rendered are recorded as deferred revenue and recognized ratably over time, over the requisite service period.
Revenue from the sale of separately priced apps and themes is recognized at a point in time, when the arrangement between the merchant and partner is established. Revenue from the sale of rights to use a domain name that is sold separately is recognized ratably over time, over the contractual term, which is generally an annual term.
Merchant Solutions
The Company offers a variety of merchant solutions, which are primarily transaction based, to augment those provided through a subscription and to address the broad array of functionality merchants commonly require.
For services where the performance obligation is to process payments for the Company’s merchants, from such services as Shopify Payments, Transaction Fees and Shop Pay Installments, revenues are recognized at a point in time, at the time of the transaction.
The Company earns referral fees from third parties to whom it directs business pursuant to agreements with such partners. Related revenues can be recurring or non-recurring and are recognized once the arrangement between the partner and customer has been made or over the expected term of the contract. In connection with certain referral revenue contracts with partners, the Company receives a component of the transaction price in non-cash consideration in the form of equity in the partner at the outset of the contract. When the transaction price includes non-cash consideration, the non-cash consideration is measured as the fair value at the inception of the contract.
Other revenue generating services and products to merchants include, but are not limited to, the sale of shipping labels, the sale of POS hardware, advertising on the Shopify App Store and Shop Campaigns, the Company’s buyer acquisition offering. Revenue is recognized when services are performed, or as ownership passes to the merchant.
Principal versus Agent
For revenue streams that involve another party that contributes to providing a specified service to a customer, the Company determines whether it is the principal or an agent. In these instances, the Company determines whether it has promised to provide the specified service itself (as principal) or to arrange for the specified service to be provided by another party (as an agent). This determination depends on the facts and circumstances of each arrangement and, in some instances, involves significant judgment. The Company recognizes revenue from certain services, such as the sale of shipping labels, the sale of apps, the sale of themes, card services and installments services, on a net basis as the Company is the agent in the arrangement with customers. All other revenue is reported on a gross basis, as the Company has determined it is the principal in the respective arrangements.
Lending Services
For lending services, including loans and merchant cash advances ("MCAs"), the performance obligations associated with these services is to arrange and provide funding to merchants. Certain loans and MCAs are facilitated by the Company and originated by bank partners, from whom the Company then purchases the loans and MCAs, obtaining all rights, title and interest or discount for a fixed fee or calculated as a percentage of the MCA's or loan's principal. Revenues are presented as merchant solutions revenue net of any deferred origination fees, which are amortized over the contractual or expected term of the loan or MCA. Interest and fees earned on the loan portfolio are recognized as merchant solutions revenue based on the effective interest method. For certain loans where the borrowing fee is fixed, the Company uses the expected repayment date and volume to calculate an effective interest rate. For loans, using the merchant's contractual or expected repayment date, the Company calculates an effective interest rate based on the merchant's expected future payment volume to determine how much of a merchant's repayment to recognize as revenue and how much to apply against the merchant's receivable balance. For some loans, the Company sells its full rights, title and interest to third-party investors. We account for the asset transfer as a sale and derecognize the full amount the Company paid to its bank partner to originate the loan and record a gain on sale of the loans sold to the third-party investor as merchant solutions revenue upon transfer of title. For MCA's, the Company applies a percentage of the remittances collected against the merchant's receivable balance, and a percentage, which is related to the discount, as merchant solutions revenue.
Logistic Services
Logistics related revenue was recognized up until the second quarter of 2023, at which point the Company sold its logistics businesses, as further described in Note 4. Prior to the sale of these businesses, revenue was generated from the respective fulfillment solutions, which included picking, packing and preparing orders for shipment, and outbound shipping, as well as additional revenues from inbound shipping, storage, returns processing and other fulfillment-related services as needed by merchants. Revenue related to these fulfillment solutions were recognized over time as the Company fulfilled, up to completion of delivery. Revenues related to the inbound, storage and return processing offerings were recognized over time, and revenues related to other fulfillment-related services were recognized at a point in time, once the services had been rendered. The Company also earned revenues from providing cloud-based software on collaborative warehouse fulfillment solutions which were recognized over time, over the contractual term, which could have been up to five years. Payments received in advance of services being rendered were recorded as deferred revenue and recognized ratably over time, over the requisite service period.
Rewards Program
Our merchants' customers (or "buyers") in North America can participate in our rewards program ("Shop Cash") and earn Shop Cash rewards on certain eligible purchases made from merchants or through other incentive programs. Buyers can then redeem Shop Cash against purchases through the Shop app, which we track on their behalf. Shop Cash cannot be redeemed for cash.
Rewards issued to buyers, to whom we have no performance obligation, are generally expensed as a cost of revenues, however depending on the policy the rewards were earned under, they may be expensed as sales and marketing. The rewards are expensed when they are made available to the buyer at an estimated value based on the redemption value, less an estimate of Shop Cash rewards that are not expected to be redeemed ("breakage"). Breakage is based on historical breakage trends and supportable forecasted information.
Software Development Costs
Research and development costs are generally expensed as incurred. The Company may capitalize certain development costs incurred in connection with its internal use software. The Company expenses costs in the preliminary stages of development and may capitalize direct and incremental costs through technological feasibility, in which capitalization ceases once the additional features and functionality are put into service. Capitalized costs are recorded as part of intangible assets in the consolidated balance sheets and are amortized on a straight-line basis over their estimated useful lives of two or three years.
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs included in sales and marketing expenses during the years ended December 31, 2024, 2023 and 2022 were $546 million, $497 million and $505 million respectively.

Stock-Based Compensation
The accounting for stock-based awards is based on the fair value of the award measured at the grant date. Accordingly, stock-based compensation cost is recognized as an operating expense over the requisite service period.
The fair value of stock options is determined using the Black-Scholes option-pricing model, single option approach. An estimate of forfeitures is applied when determining compensation expense. The Company determines the fair value of stock option awards on the date of grant using assumptions regarding expected term, share price volatility over the expected term of the awards, risk-free interest rate and dividend rate. All Class A subordinate voting shares issued in connection with options under the Company's Second Amended and Restated Stock Option Plan ("SOP") are from the Company's treasury pool.
The fair value of restricted share units ("RSU") is measured using the fair value of the Company's shares as if the RSUs were issued and vested on the grant date. An estimate of forfeitures is applied when determining compensation expense. All Class A subordinate voting shares issued in connection with awards under the Company's Second Amended and Restated Long Term Incentive Plan ("LTIP") are from the Company's treasury pool.
Income Taxes
Income tax expense includes domestic and foreign income taxes.
Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not to be realized. The Company considers many factors when assessing the likelihood of future realization of our deferred tax assets, including its recent cumulative loss experience and expectations of future earnings, capital gains and investment in the applicable jurisdiction, the carry-forward periods available to it for tax reporting purposes and other relevant factors.
The Company evaluates tax positions taken or expected to be taken in the course of preparing tax returns to determine whether the tax positions have met a “more-likely-than-not” threshold of being sustained by the applicable tax authority. Tax benefits related to tax positions not deemed to meet the “more-likely-than-not” threshold are not permitted to be recognized in the consolidated financial statements.
Foreign Currency Translation and Transactions
The functional and reporting currency of the Company and its subsidiaries is USD. Monetary assets and liabilities denominated in foreign currencies are re-measured to USD using the exchange rates prevailing at the consolidated balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are measured in USD using historical exchange rates. Revenues and expenses are measured using the actual exchange rates prevailing on the dates of the transactions. Gains and losses resulting from re-measurement are recorded in the Company’s consolidated statement of operations and comprehensive income (loss) as "Foreign exchange (loss) gain", with the exception of foreign exchange forward contracts and options used for hedging which are re-measured in "Accumulated other comprehensive income (loss)" and the income (loss) is then reclassified into earnings to either cost of revenue or operating expenses in the same period, or periods, during which the hedged transaction affects earnings.
Cash and Cash Equivalents
The Company considers all short-term highly liquid investments that are readily convertible into known amounts of cash, with original maturities at their acquisition date of three months or less to be cash equivalents. We consider cash to be restricted when withdrawal or general use is legally restricted.

Marketable Securities
The Company’s marketable debt securities consist of federal bonds and agency securities, U.S. term deposits and corporate bonds and commercial paper, and mature within 36 months from the date of purchase. Marketable debt securities are classified as held-to-maturity at the time of purchase and this classification is re-evaluated as of each consolidated balance sheet date. Held-to-maturity debt securities represent those securities that the Company has both the positive intent and ability to hold to maturity and are carried at amortized cost. Interest on these debt securities, as well as amortization/accretion of premiums/discounts, are included in interest income. Marketable debt securities are assessed as to whether any unrealized loss positions are other than temporarily impaired. Impairments are considered other than temporary if they are related to deterioration in credit risk or if it is likely the Company would be required to sell the securities before the recovery of their remaining amortized cost basis. Realized gains and losses determined to be other than temporary are determined based on the specific identification method and are reported in "Other income (expense), net" in the consolidated statement of operations and comprehensive income (loss). Marketable debt securities with contractual maturity greater than one year are classified as "Long-term investments" in the consolidated balance sheets.
Fair Value Measurements
The carrying amounts for cash and cash equivalents, marketable securities, trade and other receivables, merchant cash advances receivable, loans, trade accounts payable and accruals and employee-related accruals approximate fair value due to the short-term maturities of these instruments.
The Company measures certain financial assets and liabilities at fair value based on applicable accounting guidance, using a fair value hierarchy. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
Fair Value Option
The guidance in ASC 815, Derivatives and Hedging, provides a fair value option election that allows entities to make an irrevocable election to not separate embedded derivatives from their host contract and to fair value the hybrid instrument upon initial recognition and subsequent measurement dates for certain eligible financial assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The decision to elect the fair value option is determined on an instrument by instrument basis and must be applied to an entire instrument and is irrevocable once elected. The Company has elected to apply the fair value option to its investments in convertible notes in private companies. The fair value elections were made in order to maintain consistency in presentation across equity and other investments.
Equity and Other Investments
Strategic investments are a part of the Company's strategy and use of capital, expanding its expertise and building strong partnerships around strategic initiatives. The Company evaluates each investment to determine if the investment is a variable interest entity and, if so, whether the Company is the primary beneficiary of the variable interest entity. As of December 31, 2024 and 2023, there were no variable interest entities required to be consolidated in the Company’s consolidated financial statements.
The Company classifies each equity investment into one of three categories: (i) equity and other investments with readily determinable fair values, (ii) equity and other investments without readily determinable fair values and (iii) equity and other investments under the equity method of accounting.
Equity and other investments in publicly traded companies with readily determinable fair values are carried at fair value at each balance sheet date and any movements in the fair value are classified as "Other income (expense), net" in the consolidated statement of operations and comprehensive income (loss).
Equity and other investments in private companies without readily determinable fair values are carried at cost less impairments, with subsequent adjustments for observable changes (referred to as the measurement alternative). Estimates and judgments are involved in applying the measurement alternative associated with equity and other investments without readily determinable fair values by developing certain key assumptions, including revenue growth rates and revenue multiples based on market comparables.
The Company also holds investments in convertible notes of private companies which are classified as available-for-sale debt securities, for which the Company has elected to account for under the fair value option. The investments are carried at fair value at each balance sheet date and any movements in the fair values are classified as "Other income (expense), net" in the consolidated statement of operations and comprehensive income (loss).
The Company evaluates each investment to determine if the investment should be accounted for as an equity method investment based upon equity ownership, significant influence and ongoing involvement in the investee, including factors such as representation on the investee's board of directors. Investments that qualify for the equity method of accounting treatment are carried at the Company’s investment amounts and adjusted each period for the Company’s share of the investee’s income or loss plus the amortization of the basis difference, which is the difference between the fair value of our investment in the company and the underlying equity in the net assets of the investee. The Company determined that the investment in Flexport, Inc. ("Flexport") is an equity method investment. The Company's share of income or loss in the investee, combined with the amortization of the basis difference, is presented as "Net loss on equity method investment" in the consolidated statement of operations and comprehensive income (loss).
Investment options to purchase additional shares of equity and other investments are classified as a derivative instrument at fair value using the Black-Scholes model. These derivative instruments are not designated as hedges and presented within "Equity and other investments" in the consolidated balance sheets.
The Company assesses its equity and other investments in private companies and equity method investment for impairment through analyzing market conditions, business results and other qualitative measures that suggest that the carrying amount of the investment may be impaired, and the decline in value below the carrying amount is determined to be other than temporary.
Derivatives and Hedging
The majority of the Company's derivative products are foreign exchange forward contracts and options, which are designated as cash flow hedges of foreign currency forecasted expenses. By their nature, derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. The Company may hold foreign exchange forward contracts and options to mitigate the risk of future foreign exchange rate volatility related to future British Pound Sterling ("GBP"), Euros, Canadian dollar ("CAD") and Australian dollar ("AUD") denominated costs and current and future obligations.
The Company's foreign currency forward contracts and options generally have maturities of 12 months or less. The critical terms match method is used when the key terms of the hedging instrument and that of the hedged item are aligned; therefore, the changes in fair value of the forward contracts and options are recorded in accumulated other comprehensive income ("AOCI"). The effective portion of the gain or loss on each forward contract and option is reported as a component of AOCI and reclassified into earnings to either cost of revenue or operating expense in the same period, or periods, during which the hedged transaction affects earnings. The ineffective portion of the gains or losses, if any, is recorded immediately in "Other income (expense), net".
For hedges that do not qualify for the critical terms match method of accounting, a formal assessment is performed to verify that derivatives used in hedging transactions continue to be highly effective in offsetting the changes in fair value or cash flows of the hedged item. Hedge accounting is discontinued if a derivative ceases to be highly effective, matures, is terminated or sold, if a hedged forecasted transaction is no longer probable of occurring, or if the Company removes the derivative's hedge designation. For discontinued cash flow hedges, the accumulated gain or loss on the derivative remains in AOCI and is reclassified into earnings in the period in which the previously hedged forecasted transaction impacts earnings or is no longer probable of occurring.

In addition, the Company has a master netting agreement with each of the Company's counterparties, which permits net settlement of multiple, separate derivative contracts with a single payment. The Company presents its derivative instruments on a net basis in the consolidated financial statements.
Provision for Credit Losses Related to Loans and Merchant Cash Advances
Loans and merchant cash advance receivables represent the aggregate amount of Shopify Capital related receivables owed by merchants as of the balance sheet date, net of an allowance for expected credit losses. The Company estimates the loss provision based on an assessment of various factors, including historical trends, merchants' gross merchandise volume ("GMV"), supportable forecasted information and other factors, including macroeconomic factors, that may affect the merchants' ability to make future payments on the receivables. Increases to the provision are reflected in current operating results, while charges against the provision are made when losses are incurred. Recoveries are reflected as a reduction in the allowance for credit losses related to loans and merchant cash advances when the recovery occurs. These additions, charges and recoveries are classified within "Transaction and loan losses" on the consolidated statements of operations and comprehensive income (loss).
Provision for Transaction Losses Related to Shopify Payments, Shop Pay Installments and Shopify Balance
Transaction losses arise from unrecovered merchant transactions due to returns and disputes. The Company may also incur losses when a merchant account experiences unauthorized transactions where funds cannot be recovered or reversed. The Company estimates the provision for transaction losses based on an assessment of various factors, including historical trends, GMV (facilitated using Shopify Payments and Shop Pay Installments including those managed using Shopify Balance), supportable forecasted information and other factors that may increase the volume of losses. Additions to the provision are reflected in current operating results, while charges against the provision are made when losses are incurred. These additions are classified within "Transaction and loan losses" on the consolidated statements of operations and comprehensive income (loss).
Loss Contingencies
The Company records accruals for loss contingencies when losses are probable and reasonably estimable. The Company evaluates developments in legal matters that could affect the amount of liability that has been previously accrued and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount of a loss or potential loss. The Company may be unable to reasonably estimate the reasonably possible loss or range of loss for a particular legal contingency for various reasons, including, among others, because: (i) the damages sought are indeterminate; (ii) the proceedings are in the relative early stages; (iii) there is uncertainty as to the outcome of pending proceedings (including motions and appeals); (iv) there is uncertainty as to the likelihood of settlement and the outcome of any negotiations with respect thereto; (v) there remain significant factual issues to be determined or resolved; (vi) the relevant law is unsettled; or (vii) the proceedings involve novel or untested legal theories. In such instances, there may be considerable uncertainty regarding the ultimate resolution of such matters, including the likelihood or magnitude of a possible eventual loss, if any.
Operating Leases
The Company accounts for operating leases by first determining if an arrangement is a lease, or contains a lease, at inception. The operating lease right-of-use assets and operating lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company's leases do not provide an implicit rate, therefore, the incremental borrowing rate based on the information available at commencement date was used to determine the present value of lease payments. The right-of-use assets exclude lease incentives, which are accounted for as a reduction of lease liabilities if they have not yet been received. The Company's lease terms may include options to extend or terminate the lease. Lease expense related to lease components is recognized on a straight-line basis over the lease term.
The carrying values of right-of-use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. The determination of whether any impairment exists includes a comparison of estimated undiscounted future cash flows anticipated to be generated over the remaining life of an asset or asset group to their net carrying value. If the estimated undiscounted future cash flows associated with the asset or asset group are less than the carrying value, an impairment loss will be recorded based on the estimated fair value. For right-of-use assets that are impaired, the remaining carrying value of the right-of-use assets are amortized on a straight line basis over the remaining term of the lease.
The Company's lease agreements include lease and non-lease components, which are accounted for separately under Topic 842, Leases. Variable lease components and non-lease components are excluded from the lease payments used to calculate the right-of-use assets and lease liabilities, and are recorded in the period in which the obligation for the payment is incurred.
The Company subleases certain leased office space and recognizes sublease income on a straight-line basis over the sublease term. Sublease payments received for variable lease costs will be recorded as income, as earned. The Company recognizes sublease income as an offset to lease expense in the consolidated statements of operations and comprehensive (loss) income.
Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation and impairment. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Computer equipment is depreciated over the lesser of three years and their estimated useful lives while furniture and equipment are depreciated over four years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of their associated leases, which range from one to fifteen years. Fulfillment robots and fulfillment equipment, which were depreciated over the lesser of three years and its useful life and ranged from three to ten years, respectively, were depreciated up until the second quarter of 2023, at which point the Company sold its logistics businesses, as further described in Note 4.
Intangible Assets
Intangible assets are stated at cost, less accumulated amortization and impairment. Amortization is calculated using the straight-line method over the estimated useful lives of the related assets. Acquired technology is amortized over a one to six year period, acquired customer relationships are amortized over a one- to two-year period, capitalized software development costs are amortized over a two- to four-year period and other intangible assets are amortized over a three- to ten-year period or may have an indefinite useful life and not amortized. Amortization is recorded into cost of revenues and operating expenses, depending on the nature of the asset.
Impairment of Long-lived Assets
The carrying values of long-lived assets (including leases, property and equipment and intangible assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. The determination of whether any impairment exists includes a comparison of estimated undiscounted future cash flows anticipated to be generated over the remaining life of the asset or asset group to their net carrying value. If the estimated undiscounted future cash flows associated with the asset or asset group are less than the carrying value, an impairment loss will be recorded based on the estimated fair value.
Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of net assets of a business acquired in a business combination. Goodwill is not amortized, but instead tested for impairment at least annually. Should certain events or indicators of impairment occur between annual impairment tests, the Company will perform the impairment test as those events or indicators occur for our reporting unit.
Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. The qualitative assessment considers the following factors: macroeconomic conditions, industry and market considerations, cost factors, overall company financial performance, events affecting the reporting unit and changes in the Company’s fair value. If the reporting unit does not pass the qualitative assessment, the Company carries out a quantitative test for impairment of goodwill. This is done by comparing the fair value of the reporting unit with the carrying value of the reporting unit that includes goodwill. If the fair value of the reporting unit is greater than its carrying value, including goodwill, no impairment results. If the fair value of the reporting unit is less than its carrying value, including goodwill, an impairment loss would be recognized in the consolidated statements of operations and comprehensive income (loss) in an amount equal to that difference, limited to the total amount of goodwill allocated to that reporting unit. The Company has an unconditional option to bypass the qualitative assessment for our reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. The Company may resume performing the qualitative assessment in any subsequent period.
Business Combinations
The Company follows the acquisition method to account for business combinations in accordance with ASC 805, Business Combinations. The acquisition method of accounting requires that assets acquired and liabilities assumed be recorded at their estimated fair values on the date of a business acquisition. The excess of the purchase price over the estimated fair value is recorded as goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments would be recorded in the consolidated statements of operations and comprehensive (loss) income.
Segment Information
The Company’s chief operating decision maker ("CODM") is the Chief Executive Officer. The CODM is the highest level of management responsible for assessing Shopify’s overall performance, and making operational decisions such as resource allocations related to operations, product prioritization and delegations of authority. The CODM has determined that the Company operates in a single operating and reportable segment and manages segment profit (loss) based upon consolidated net income (loss). The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets.
Concentration of Credit Risk
The Company’s cash and cash equivalents, marketable securities, trade and other receivables, loans, merchant cash advances and foreign exchange derivative instruments subject the Company to concentrations of credit risk. Management mitigates this risk associated with cash and cash equivalents by making deposits and entering into foreign exchange derivative products only with large banks and financial institutions that are considered to be highly creditworthy. We limit the amount of credit exposure with any one financial institution and conduct timely evaluations of the credit worthiness of these financial institutions. Management mitigates the risks associated with marketable securities by adhering to its investment policy, which stipulates minimum rating requirements, maximum investment exposures and maximum maturities. Due to the Company’s diversified merchant base, there is no particular concentration of credit risk related to the Company’s trade and other receivables, loans receivable and merchant cash advances. Trade and other receivables, loans receivable and merchant cash advances are monitored on an ongoing basis to ensure timely collection of amounts. The Company has mitigated some of the risks associated with Shopify Capital by holding insurance policies with an AAA rated provider as of December 31, 2024. The Company pays a monthly premium based on total eligible dollars advanced, and records this as "General and administrative" expense in the consolidated statements of operations and comprehensive income (loss). All policies include a deductible set at either a specified dollar loss threshold or calculated as a percentage of eligible advances issued. The receivable related to insurance recoveries, if any, is included in "Loans and merchant cash advances, net" in the consolidated balance sheets. There are no receivables from individual merchants accounting for 10% or more of revenues or receivables.
Equity and Other Investments Risk
The Company holds equity and other investments that are subject to a wide variety of market-related risks that could substantially reduce or increase the fair value of our holdings. The Company's equity and other investments in public companies are recorded at fair value, which is subject to market price volatility. The Company also holds an investment option to purchase Series B common shares in Klaviyo, Inc. which is accounted for as a derivative instrument and valued using the Black-Scholes model, and is subject to market price volatility as well as a discount for lack of marketability. The Company's equity investments in private companies are recorded using the measurement alternative and are assessed each reporting period for observable price changes and impairments, which may involve estimates and judgments given the lack of readily available market data. Certain equity investments in private companies are in the early stages of development and are inherently risky due to their lack of operational history. Furthermore, for the equity method investment, Shopify's share of income and loss from these investments may cause volatility to Shopify's earnings. The Company's debt investments in convertible notes of private companies are recorded at fair value, which are impacted by the underlying entities' valuations and interest rates.
The Company has a high concentration of risk associated with a small number of equity and other investments that are impacted by fluctuations in their fair values or by observable changes or impairments.
Interest Rate Risk
A portion of the Company’s cash, cash equivalents and marketable securities and loans and debt securities earn interest. The Company’s trade and other receivables, accounts payable and accrued liabilities and lease liabilities do not bear interest. The Company's 0.125% convertible senior notes due 2025 (the "Notes") have a fixed annual interest rate and thus, the Company does not have economic interest rate exposure on the Notes. The Company is not exposed to material interest rate risk.
Foreign Exchange Risk
The Company's results of operations and foreign currency assets and liabilities are exposed to foreign currency fluctuations.
While the majority of the Company's revenues, cost of revenues and operating expenses are denominated in USD, a significant portion are denominated in foreign currencies. Due to offering Shopify Payments, Shopify Capital, subscriptions and other billings to select countries in local currency, a significant proportion of revenue transactions are denominated in GBP, Euros and CAD. Furthermore, a significant proportion of operating expenses are also incurred in the aforementioned foreign currencies.
Although foreign currency fluctuations associated with revenues and costs may partially offset one another in earnings, the Company uses foreign exchange derivative products to mitigate a portion of the remaining exposure of foreign currency fluctuations as discussed in Note 5. By their nature, derivative financial instruments involve risk, including the credit risk of non-performance by counterparties.
Accounting Pronouncements Adopted in the Year
In November 2023, the FASB issued ASU 2023-07 on Improvements to Reportable Segment Disclosures to enhance interim and annual disclosures at the segment level. Entities are required to provide disclosures of significant segmented expenses and other categories used by the Chief Operating Decision Maker. The Updates also clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The Updates are effective for annual periods beginning after January 1, 2024. The Company adopted this ASU in the year ended December 31, 2024. The CODM has determined that the Company operates in a single operating and reportable segment and manages segment profit (loss) based upon consolidated net income (loss). The impact of adoption on the Company's consolidated financial statements was disclosure of the segment measure of profit (loss) and the measure of segment assets reported on the consolidated balance sheet as total consolidated assets used by the CODM to assess segment performance and allocate resources.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09 on Improvements to Income Tax Disclosures that require greater disaggregation of income tax disclosures to the income rate tax rate reconciliation and income taxes paid. The Updates are effective for annual periods beginning after December 15, 2024. The Company will adopt and apply the guidance in fiscal year 2025. The Company is still assessing the impact of this disclosure ASU.
In November 2024, the FASB issued ASU 2024-03 on Disaggregation of Income Statement Expenses that enhances disclosure of certain costs and expenses to provide enhanced transparency into the expenses presented in the income statement. The Updates are effective for annual periods beginning after December 15, 2026. The Company will adopt and apply the guidance in fiscal year 2027. The Company is still assessing the impact of this disclosure ASU.
4.Business Acquisition and Sales of Businesses
Business Acquisition
During the years ended December 31, 2024 and 2023, the Company completed individually immaterial acquisitions that resulted in goodwill and intangible assets being recognized.
Deliverr, Inc.
On July 8, 2022, the Company completed the acquisition of Deliverr, a company based in San Francisco, California, that provided fulfillment services to ecommerce retailers. The acquisition accelerated the development of Shopify's logistics offering by adding Deliverr's software, which included machine learning and optimization technology. The Company acquired 100% of the outstanding shares of Deliverr in exchange for cash consideration of $1,962 million and $10 million in Shopify Class A subordinate voting shares. In connection with the transaction, a further $294 million in restricted shares, RSUs and stock options were issued and were accounted for as stock-based compensation as they were related to post-combination services. The transaction was accounted for as a business combination.
The following table summarizes the purchase price allocation of the Deliverr assets acquired and liabilities assumed at the acquisition date:

in US $ millions
Fair value of net tangible assets and liabilities:
Cash	264
Trade and other receivables, net	7
Other current assets	6
Property and equipment, net	13
Accounts payable and accrued liabilities	(20)
Other current and long-term liabilities	—

Fair value of identifiable intangible assets:
Acquired technology	255
Customer relationships	29
Other intangibles	4
Net deferred tax liability on acquired intangibles	(23)

Goodwill	1,438
Total purchase price	1,972
The acquired technology was valued at $255 million using a relief-from-royalty methodology, the customer relationships were valued at $29 million using a cost approach and other intangibles were valued at $4 million using a relief-from-royalty methodology, and amortized over six, five and three years, respectively. Goodwill from the Deliverr acquisition was primarily attributable to the synergies that resulted from integrating the Deliverr software with Shopify's logistics offering, and the acquisition of the assembled workforce. None of the goodwill recognized is deductible for income tax purposes. The deferred tax liability related to the taxable temporary difference on the acquired intangible assets.

Sale of Businesses
In the second quarter of 2023 the Company sold its logistics businesses (the "divested businesses"). The majority of the logistics business was sold to Flexport, a leading tech-driven global logistics platform. The Company received non-cash consideration in the form of a 13% equity interest on a fully-diluted basis inclusive of warrants and options.
The net assets of the divested businesses had an aggregate carrying amount above their estimated fair value and accordingly, an impairment loss was recorded in operating expenses as "Impairment on sales of Shopify's logistics businesses" in the consolidated statement of operations and comprehensive income (loss), for the year ended December 31, 2023. The components of the sale were as follows in US $ millions:

Goodwill	(1,438)
Intangible assets	(337)
Net assets and transaction costs	(93)
Non-cash consideration received(1)	528
Impairment on sales of Shopify's logistics businesses	(1,340)
(1) The value of non-cash consideration received is an estimate and was independently estimated by Shopify by using unobservable inputs, including the investee's revenue growth rates and revenue multiples based on market comparables.
The non-cash consideration was in addition to the Company's existing equity interest in Flexport. The investment in Flexport is accounted for under the equity method investment (see Note 6).
5.Cash and Cash Equivalents
As of December 31, 2024 and 2023, the Company’s cash and cash equivalents balance was $1,498 million and $1,413 million, respectively. These balances include $806 million and $755 million, respectively, of money market funds, corporate bonds and commercial paper. As of December 31, 2024, $9 million of the Company's cash and cash equivalents balance is considered restricted cash (December 31, 2023 - $8 million).
6.Financial Instruments
The Company measures financial instruments based on quoted prices in active markets (Level 1), inputs from similar instruments such as quoted prices or other observable market data (Level 2) or where little or no market activity exists, using unobservable inputs that require judgment or estimation (Level 3).
Debt Securities
The Company holds certain debt securities that are classified as held-to-maturity at the time of purchase as the Company has both the positive intent and ability to hold to maturity. The fair value of corporate bonds are based upon Level 2 inputs, which include period-end mid-market quotations for each underlying contract as calculated by the financial institution with which the Company has transacted. The quotations are based on bid/ask quotations and represent the discounted future settlement amounts based on current market rates.
The Company also holds debt securities in the form of convertible notes in private companies classified as available-for-sale for which the Company has elected to apply the fair value option. The investments are carried at fair value at each balance sheet date and any movements in the fair values are recognized in the consolidated statement of operations and comprehensive income (loss).

The following tables summarize debt securities by balance sheet classification and level within the fair value hierarchy:

	December 31, 2024
	Carrying Value
	Cash Equivalents	Marketable Securities	Long-term Investments	Equity and Other Investments	Fair Value
	(in US $ millions)
Level 1:
U.S. term deposits	—	470	—	—	481
U.S. federal bonds and agency securities	20	1,696	537	—	2,252
Corporate bonds and commercial paper	139	—	—	—	139
	159	2,166	537	—	2,872

Level 2:
Corporate bonds and commercial paper	—	1,815	172	—	1,988

Level 3:
Convertible notes in private companies	—	—	—	543	543
	159	3,981	709	543	5,403
The fair values of marketable securities above include accrued interest of $19 million, which is excluded from the carrying amounts. The accrued interest is included in "Trade and other receivables, net" in the consolidated balance sheets. Additional accrued interest of $62 million recognized on the convertible notes in private companies is included in the carrying amount and fair value above.

	December 31, 2023
	Carrying Value
	Cash Equivalents	Marketable Securities	Long-term Investments	Equity and Other Investments	Fair Value
	(in US $ millions)
Level 1:
U.S. term deposits	—	445	—	—	458
Federal bonds and agency securities	—	1,641	115	—	1,757
Corporate bonds and commercial paper	152	—	—	—	152
	152	2,086	115	—	2,367

Level 2:
Corporate bonds and commercial paper	—	1,509	—	—	1,509

Level 3:
Convertible notes in private companies(1)	—	—	—	495	495
	152	3,595	115	495	4,371
(1) In December 2023, the Company made a separate investment in Flexport through the purchase of convertible notes of $260 and has elected to apply the fair value option to account for this instrument. As the inputs used in determining the fair value are unobservable, the fair value measurement of the investment is Level 3 in the fair value hierarchy.

The fair values above include accrued interest of $15 million, which is excluded from the carrying amounts. The accrued interest is included in "Trade and other receivables, net" in the consolidated balance sheets. Additional accrued interest of $21 million recognized on the convertible notes in private companies is included in the carrying amount and fair value above.
The following table outlines estimated fair values of our debt securities by date of contractual maturity as of December 31, 2024:

Fair Value
(in US $ millions)
Due within one year	4,152
Due after one year to three years	708
4,860
Equity Securities
The Company holds equity investments in public companies that were obtained through a combination of direct investment and strategic partnerships.
Equity investments with readily determinable fair values are comprised of:

	December 31, 2024			December 31, 2023
	Level 1	Level 3	Total	Level 1	Level 3	Total
	(in US $ millions)
Global-E Online Ltd.(1)	1,205	—	1,205	856	18	874
Affirm Holdings, Inc.	1,236	—	1,236	997	—	997
Klaviyo, Inc.(2)	615	127	742	376	113	489
	3,056	127	3,183	2,229	131	2,360
(1) In the year ended December 31, 2024, $18 million was transferred from Level 3 to Level 1 due to the vesting of warrants (December 31, 2023 - $49 million). In the year ended December 31, 2023, the equity investments categorized as Level 3 in the fair value hierarchy represent unvested warrants that require the application of a discount for lack of marketability which was 8%.
(2) In the year ended December 31, 2024, $37 million was transferred from Level 3 to Level 1, respectively, due to the vesting of warrants (December 31, 2023 - $11 million). The equity investments categorized as Level 3 in the fair value hierarchy represent unvested warrants that require the application of a discount for lack of marketability which was 18% at December 31, 2024 (December 31, 2023 - 21%).
Adjustments related to equity and other investments with readily determinable fair values for the years ended December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
	(in US $ millions)
Balance, beginning of the year	2,360	648

Adjustments related to equity and other investments with readily determinable fair values:
Sale of equity and other investments	—	(1)
Net unrealized (losses) gains	823	1,456
Transfers from measurement alternative(1)	—	257
Balance, end of the year	3,183	2,360
(1) Effective September 20, 2023, the Company's investment in Klaviyo, Inc. no longer qualified for the use of the measurement alternative as the fair value of the investment became readily determinable.

Equity Investments without Readily Determinable Fair Values
The carrying value of equity investments in private companies without readily determinable fair values are:

	December 31, 2024	December 31, 2023
	(in US $ millions)
Total initial value	957	820
Cumulative gross unrealized gains	144	55
Cumulative gross unrealized losses and impairment	(384)	(370)
Total carrying value of equity and other investments without readily determinable fair values	717	505
Adjustments related to equity and other investments without readily determinable fair values for the years ended December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
	(in US $ millions)
Balance, beginning of the year	505	1,085

Adjustments related to equity and other investments without readily determinable fair values:
Purchases of equity and other investments	137	104
Investments received as non-cash consideration in exchange for services	—	60
Gross unrealized gains(1)	89	10
Gross unrealized losses and impairments(2)	(14)	(120)
Transfers out of measurement alternative(3)	—	(634)
Balance, end of the year	717	505
(1) During the year ended December 31, 2024, the Company identified an observable price change resulting in the remeasurement of a private investment at fair value on a non-recurring basis. The resulting unrealized gains of $78 million were presented as "Net unrealized (loss) gain on equity and other investments" in the consolidated statement of operations and comprehensive income (loss).
(2) During the years ended December 31, 2024 and 2023, the Company identified an observable price change resulting in the remeasurement of private investments at fair value on a non-recurring basis. The resulting unrealized losses were presented as "Net unrealized (loss) gain on equity and other investments" in the consolidated statement of operations and comprehensive income (loss).
(3) Effective September 20, 2023, the Company's investment in Klaviyo, Inc. no longer qualified for the use of the measurement alternative as $257 million of the fair value of the investment became readily determinable. Additionally, the net settlement criteria was met for the Company's investment option to purchase Series B common shares resulting in $54 million of the fair value being accounted for as a derivative.
As of December 31, 2024, included in the total $717 million of equity and other investments without readily determinable fair values, $593 million was remeasured at fair value and was classified within Level 3 of the fair value measurement hierarchy on a non-recurring basis.
Equity Method Investment
The Company holds an equity method investment in Flexport which is presented within "Equity method investment" in the consolidated balance sheets and is carried at the amount of Shopify’s original investment, as adjusted each period for Shopify’s share of the investee’s income or loss and the basis difference amortization, which is the difference between the fair value of our investment in the company and the underlying equity in the net assets of the investee. Results are reported with a one-quarter delay due to the timing of financial information availability from the investee. For the year ended December 31, 2024, our share of the loss in the investee was $138 million (December 31, 2023 - $58 million), and is presented within "Net loss on equity method investment" in the consolidated statement of operations and comprehensive income (loss).

Derivative Instruments and Hedging
As of December 31, 2024, the Company held foreign exchange forward contracts and options for USD, GBP, AUD and CAD with a total notional value of $454 million (December 31, 2023 - $473 million), to fund a portion of its operations. The fair value of foreign exchange forward contracts and options was based upon Level 2 inputs, which included year-end mid-market quotations for each underlying contract as calculated by the financial institution with which the Company has transacted. The quotations are based on bid/ask quotations and represent the discounted future settlement amounts based on current market rates.
Derivative Instruments Designated as Hedges
The Company has a hedging program to mitigate the impact of foreign currency fluctuations on future cash flows and earnings. Under this program, the Company has entered into foreign exchange forward contracts and options with certain financial institutions and designated those hedges as cash flow hedges. The Company is hedging cash flows associated with payroll and facility costs.
The fair values of outstanding derivative instruments were as follows:

	December 31, 2024	December 31, 2023
	(in US $ millions)
Level 2:
Foreign exchange forward contracts and options assets (classified in other current assets)	—	6
Foreign exchange forward contract liabilities (classified in accounts payable and accrued liabilities)	13	3
Unrealized gains and losses related to changes in the fair value of foreign exchange forward contracts and options designated as cash flow hedges were as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
	(in US $ millions)
Unrealized gains	—	6	1
Unrealized losses	(13)	—	(15)
Total net unrealized (losses) gains	(13)	6	(14)
These unrealized gains and losses were included in "Accumulated other comprehensive (loss) income", "Other current assets" and "Accounts payable and accrued liabilities" in the consolidated balance sheets. These amounts are expected to be reclassified into earnings over the next twelve months.
Realized losses related to the maturity of foreign exchange forward contracts and options designated as cash flow hedges were as follows:

	Years ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(in US $ millions)
Realized losses cost of revenues	—	—	(1)
Realized losses in operating expenses	(8)	(13)	(22)
	(8)	(13)	(23)

Derivative Instruments Not Designated as Hedges
The Company holds an investment option to purchase 15,743,174 of Series B common shares of Klaviyo, Inc. at an exercise price of $88.93 with an expiration date of July 28, 2030. The options are fair valued quarterly under Level 3 of the fair value hierarchy as certain unobservable inputs are used within the Black-Scholes model as well as a discount for lack of marketability. The fair value of the options as of December 31, 2024, utilizing a discount for lack of marketability of 29%, was $204 million (December 31, 2023 - 31% and $122 million) and is presented within "Equity and other investments" in the consolidated balance sheets. The Company recognized an unrealized gain of $82 million for the year ended December 31, 2024 (December 31, 2023 - unrealized gain of $68 million) and is presented as a component of "Net unrealized (loss) gain on equity and other investments".
7.Trade and Other Receivables
Trade receivables and unbilled revenues, net of allowance for credit losses, were as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
	(in US $ millions)
Unbilled revenues, net	175	132	123
Trade receivables, net	77	62	80
Indirect taxes receivable	49	46	31
Other receivables	22	27	23
Accrued interest	19	15	16
	342	282	273
Unbilled revenues represent amounts not yet billed related to partner referral fees, subscription fees for Plus merchants, shipping charges and transaction fees as of the consolidated balance sheet date.
The allowance for credit losses reflects the Company's best estimate of probable losses inherent in the unbilled revenues and trade receivables accounts. The Company determined the provision based on known troubled accounts, historical experience, supportable forecasts of collectibility and other currently available evidence.
Activity in the allowance for credit losses was as follows:

	December 31, 2024	December 31, 2023
	(in US $ millions)
Balance, beginning of the year	13	16
Provision for credit losses related to uncollectible receivables	15	9
Write-offs	(12)	(12)
Balance, end of the year	16	13

8.Loans and Merchant Cash Advances

	December 31, 2024	December 31, 2023	December 31, 2022
	(in US $ millions)
Loans receivable, gross(1)	1,131	732	228
Allowance for credit losses related to uncollectible loans receivable	(110)	(60)	(19)
Merchant cash advances receivable, gross	234	180	420
Allowance for credit losses related to uncollectible merchant cash advances receivable	(31)	(36)	(49)
Loans and merchant cash advances, net	1,224	816	580
(1) Included in the loans receivable gross balance as of December 31, 2024 is $15 million of interest receivable (December 31, 2023 - $10 million, December 31, 2022 - $3 million).
Certain loans and merchant cash advances are facilitated by the Company and originated by a bank partner, from whom the Company then purchases the loans and merchant cash advances obtaining all rights, title and interest or discount. In the year ended December 31, 2024, the Company purchased $3.0 billion of merchant cash advances and loans to Shopify merchants (December 31, 2023 - $2.0 billion). For some loans, the Company sells its full rights, title and interest to third-party investors. We account for the asset transfer as a sale and derecognize the full amount the Company paid to its bank partner to originate the loan and record a gain on sale of the loans sold to the third-party investor as revenue upon transfer of title. In the year ended December 31, 2024, the Company sold $212 million of loans to third-party investors (December 31, 2023 - $82 million).
In the year ended December 31, 2024, the Company recognized revenue of $205 million related to interest and fees earned on the Company's lending services, which do not represent revenues recognized in the scope of ASC 606, Revenue from Contracts with Customers (December 31, 2023 - $147 million).
Loans
The following table summarizes the activities of the Company’s allowance for credit losses related to uncollectible loans receivable:

	December 31, 2024	December 31, 2023
	(in US $ millions)
Allowance, beginning of the year	60	19
Provision for credit losses related to uncollectible loans receivable	108	60
Loans receivable charged off, net of recoveries	(58)	(19)
Allowance, end of the year	110	60

The following table presents the delinquency status of the gross amount of merchant loans by year of origination. The delinquency status is determined based on the number of days past the contractual or expected repayment date for which the Company anticipates to receive the amounts outstanding. The "current" category represents balances that are within 29 days of the contractual repayment dates, or within 29 days of the expected repayment date.

	December 31, 2024
	Year of origination
	2024	2023	Total	Percent
	(in US $ millions)
Current	1,051	8	1,059	93.7%
30-59 Days	5	1	6	0.5%
60-89 Days	4	2	6	0.5%
90-179 Days	7	3	10	0.9%
180+ Days	34	16	50	4.4%
Total	1,101	30	1,131	100.0%

	December 31, 2023
	Year of origination
	2023	2022	Total	Percent
	(in US $ millions)
Current	696	—	696	95.1%
30-59 Days	5	—	5	0.7%
60-89 Days	2	—	2	0.3%
90-179 Days	7	—	7	0.9%
180+ Days	22	—	22	3.0%
Total	732	—	732	100.0%
The Company maintains an internal monitoring list related to its outstanding loans. A merchant's ability and willingness to repay the financing receivables outstanding under the program is analyzed for a variety of factors that include, but are not limited to current or expected age of the financing, merchant subscription or financing status, merchant GMV trends and other changes to merchant credit profiles.
Merchant Cash Advances
The following table summarizes the activities of the Company’s allowance for credit losses related to uncollectible merchant cash advances receivable:

	December 31, 2024	December 31, 2023
	(in US $ millions)
Allowance, beginning of the year	36	49
Provision for credit losses related to uncollectible merchant cash advances receivable	13	20
Merchant cash advances receivable charged off, net of recoveries	(18)	(33)
Allowance, end of the year	31	36

9.Other Current Assets

	December 31, 2024	December 31, 2023
	(in US $ millions)
Capitalized contract costs	57	47
Prepaid expenses	59	55
Deposits	35	31
Income taxes receivable	32	10
Inventory	26	19
Foreign exchange contracts	—	6
Other current assets	—	1
	209	169
10.Property and Equipment

	December 31, 2024
	Cost	Accumulated depreciation and impairment	Net book value
	(in US $ millions)
Leasehold improvements	149	115	34
Computer equipment	40	29	11
Furniture and equipment	28	26	2
	217	170	47

	December 31, 2023
	Cost	Accumulated depreciation and impairment	Net book value
	(in US $ millions)
Leasehold improvements(1)	142	107	35
Computer equipment	37	24	13
Furniture and equipment	26	25	1
	205	156	49
(1) $12 million of leasehold improvements that were impaired and disposed of in the year ended December 31, 2023. See Note 11 for details.
During the year ended December 31, 2024, the Company disposed of and retired computer equipment with an original cost of $8 million (December 31, 2023 - $6 million). There was no material gain or loss recognized in the consolidated statement of operations and comprehensive income (loss) as a result of the retirement and disposal of these assets.
The following table illustrates the classification of depreciation in the consolidated statement of operations and comprehensive income (loss):

	Years ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(in US $ millions)
Cost of revenues	—	3	4
Sales and marketing	7	7	8
Research and development	11	13	18
General and administrative	4	5	6
	22	28	36

11.Leases
The Company has office and commercial leases in North America, Europe and Asia. These leases have remaining lease terms of 2 to 12 years, some of which include options to extend the leases for up to 5 years. All of the Company's leases are operating leases.
The components of lease expense were as follows:

	Years ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(in US $ millions)
Operating lease expense	16	31	33
Variable lease expense, including non-lease components	25	17	14
Total lease expense	41	48	47
As of December 31, 2024, the weighted average remaining lease term is 9 years and the weighted average discount rate is 3.4% (December 31, 2023 - 10 years and 3.4%).
Net sublease income for the year ended December 31, 2024 was $6 million (December 31, 2023 - $4 million, December 31, 2022 - $3 million), which is recorded as an offset within the total lease expense disclosed above.
During the year ended December 31, 2023, as part of the sales of Shopify's logistics businesses, the Company's warehouse leases were assigned in connection with the divested businesses and are no longer recognized on the Company's consolidated balance sheets. However, the Company retained the guarantee of certain leases and entered into an indemnification agreement, governing the liability obligations in connection with these guarantees.
During the years ended December 31, 2023 and 2022, the Company identified leased office space for which it has ceased use. This resulted in impairment charges to its right-of-use assets and leasehold improvements. These impairment charges were determined by comparing the asset groups' fair values made up of the right-of-use assets and leasehold improvements, to their carrying values as of the impairment measurement date, as required under ASC 360, Property, Plant and Equipment. Fair value was determined based on the present value of the estimated future cash flows. These charges were recorded as general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). In the years ended December 31, 2023 and 2022, the Company recorded impairment charges related to its operating lease right-of-use assets and leasehold improvements of $38 million and $81 million, respectfully.
Maturities of lease liabilities as of December 31, 2024 were as follows:

Fiscal Year	Operating Leases
(in US $ millions)
2025	55
2026	36
2027	48
2028	48
2029	40
Thereafter	193
Total future minimum payments	420
Minimum payments related to variable lease payments, including non-lease components	(177)
Imputed interest	(35)
Total operating lease liabilities	208

Operating lease maturity amounts included in the table above do not include sublease proceeds expected to be received under our various sublease agreements with third parties. Under the agreements initiated with third parties, the Company expects to receive sublease proceeds of $7 million in 2025 and $18 million in the years 2026, 2027, 2028 and thereafter.
During the year ended December 31, 2024, the Company recognized $7 million of operating lease liabilities arising from obtaining operating lease right-of-use assets (December 31, 2023 - $22 million). The Company paid $35 million for amounts included in the measurement of operating lease liabilities included in cash flow from operating activities (December 31, 2023 - $34 million).
12.Intangible Assets

	December 31, 2024
	Cost	Accumulated amortization	Net book value
	(in US $ millions)
Acquired technology	72	51	21
Other intangible assets	5	4	1
Software development costs	14	14	—
	91	69	22

	December 31, 2023
	Cost	Accumulated amortization	Net book value
	(in US $ millions)
Acquired technology	65	38	27
Other intangible assets	5	3	2
Software development costs	14	14	—
	84	55	29
During the years ended December 31, 2024 and 2023, the Company completed individually immaterial acquisitions that resulted in intangible assets being recognized.
During the year December 31, 2023, the Company recognized an impairment of $307 million of acquired technology, $27 million of acquired customer relationships and $3 million of other intangible assets as a result of the sales of Shopify's logistics businesses (see Note 4).
During the year ended December 31, 2023, the Company disposed of and retired software development costs, acquired technology and purchased software with a combined original cost of $440 million, primarily due to the sales of our logistics businesses (December 31, 2022 - $31 million). Other than the impairment charges noted above, there was no additional gain or loss recognized in the consolidated statement of operations and comprehensive income (loss) as a result of the retirement or disposal of these assets.
The following table illustrates the classification of amortization expense related to intangible assets in the consolidated statement of operations and comprehensive income (loss):

	Years ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(in US $ millions)
Cost of revenues	12	35	49
Sales and marketing	1	3	5
Research and development	1	—	—
	14	38	54

Estimated future amortization expense related to intangible assets, as of December 31, 2024 is as follows:

Fiscal Year	Amount
(in US $ millions)
2025	7
2026	2
2027	1
Thereafter	1
Total	11
13.Goodwill
The Company's goodwill relates to acquisitions of various companies.
No goodwill impairment was recognized in the year ended December 31, 2024. The Company recognized goodwill impairment of $1,438 million in the year ended December 31, 2023 due to the sales of Shopify's logistics businesses in the second quarter of 2023.
The remaining goodwill was tested for impairment as part of the Company's annual impairment test as of September 30, 2024. The Company exercised its option to bypass the qualitative assessment pursuant to ASC 350, Intangibles - Goodwill and Other, and performed a quantitative analysis. The Company determined that the consolidated business is represented by a single reporting unit and concluded the estimated fair value of the reporting unit, determined using market capitalization, was greater than its carrying amount.
The gross changes in the carrying amount of goodwill during the year ended December 31, 2024 and year ended December 31, 2023 are as follows:

	December 31, 2024	December 31, 2023
	(in US $ millions)
Balance, beginning of the year	427	1,836
Acquisitions(1)	25	29
Impairment on sales of Shopify's logistics businesses	—	(1,438)
Balance, end of the year	452	427
(1) During the years ended December 31, 2024 and 2023, the Company completed individually immaterial acquisitions that resulted in goodwill being recognized.
14.Accounts Payable and Accrued Liabilities

	December 31, 2024	December 31, 2023
	(in US $ millions)
Trade accounts payable and trade accruals	360	364
Indirect taxes payable	121	73
Employee related accruals	99	55
Income taxes payable	58	18
Transaction loss provisions	48	30
Other payables and accruals	38	36
Foreign exchange forward contracts	13	3
	737	579

15.Deferred Revenue

	December 31, 2024	December 31, 2023
	(in US $ millions)
Balance, beginning of the year	498	564
Deferral of revenue(1)	207	213
Recognition of deferred revenue from beginning balance(2)	(275)	(279)
Balance, end of the year	430	498
(1) Deferral of revenue includes only the portion of collections from merchant billings throughout the year, primarily related to subscription fees, for which the services have not yet been provided. The amounts primarily exclude subscription revenue that has both been deferred and recognized within the period presented.

(2) Includes impairment of deferred revenue due to the sales of Shopify's logistics businesses (see Note 4) during the year ended December 31, 2023.

	December 31, 2024	December 31, 2023
	(in US $ millions)
Current portion	283	302
Long-term portion	147	196
	430	498
The opening balances of current and long-term deferred revenue were $296 million and $268 million, respectively, as of January 1, 2023.
As of December 31, 2024, the long-term deferred revenue, excluding non-cash consideration received, will be recognized ratably over the remaining terms of the contracts with the customers, which range from two to three years.
The Company has received non-cash consideration in the form of equity investments in exchange for services to be rendered as part of strategic partnerships. As the Company is required to provide referral services and other services to support the partners' merchant offerings over the period of the performance obligations, revenue is deferred and recognized over time on a ratable basis over the expected terms of the contracts.
The table below summarizes the gross changes in deferred revenue associated with this non-cash consideration received for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
	(in US $ millions)
Balance, beginning of the year	284	382
Non-cash consideration received in exchange for services	—	60
Revenue recognized related to non-cash consideration	(94)	(158)
Balance, end of the year	190	284

Current portion	50	95
Long term portion	140	189
	190	284
The Company will recognize this revenue ratably over the remaining terms of the respective strategic partnership service agreements, which range from one to five years.

16.Convertible Senior Notes
In September 2020, the Company issued $920 million aggregate principal amount of 0.125% convertible senior notes due 2025. The net proceeds from the issuance of the Notes were $908 million after deducting underwriting fees and offering costs.
The interest on the Notes is payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2021. The Notes will mature on November 1, 2025, unless earlier redeemed or repurchased by the Company or converted pursuant to their terms.
The Notes have a conversion rate of 6.9440 Class A subordinate voting shares per one thousand dollars of principal amount of Notes, which is equivalent to a conversion price of approximately $144.01 per share, adjusted to give effect to the Share Split. The conversion rate is subject to adjustment following the occurrence of certain specified events, as set out or defined in the supplemental indenture governing the Notes. In addition, upon the occurrence of a make-whole fundamental change prior to the maturity date or upon our issuance of a notice of redemption, as set out or defined in the supplemental indenture governing the Notes, the Company will, in certain circumstances, increase the conversion rate by a number of additional Class A subordinate voting shares for a holder that elects to convert its Notes in connection with such make-whole fundamental change or during the relevant redemption period.
Prior to the close of business on the business day immediately preceding August 1, 2025, the Notes may be convertible at the option of the holders only under the following circumstances:
(1)during any calendar quarter commencing after March 31, 2021, and only during such calendar quarter, if the last reported sale price of the Class A subordinate voting shares on the New York Stock Exchange (the "NYSE") for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is more than or equal to 130% of the conversion price for the Notes on each applicable trading day;
(2)during the ten business day period after any ten consecutive trading day period in which, for each trading day of that period, the trading price per one thousand dollars principal amount of Notes for each trading day was less than 98% of the product of the last reported sale price of the Class A subordinate voting shares on the NYSE and the conversion rate for the Notes on each such trading day;
(3)if the Company calls any or all of the Notes for optional redemption, clean-up redemption or tax redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
(4)upon the occurrence of certain specified corporate events.
On or after August 1, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the Notes may, at their option, convert all or any portion of their Notes regardless of the foregoing conditions.
Upon conversion, the Company can elect to settle in cash, Class A subordinate voting shares or a combination of cash and Class A subordinate voting shares.
On or after September 15, 2023, the Company may, at its option, redeem for cash all or any portion of the Notes if the last reported sale price of the Company's Class A subordinate voting shares on the NYSE has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No "sinking fund" is provided for the Notes.
The Company may redeem for cash all, but not less than all, of the Notes at any time if less than $80 million aggregate principal amount of Notes remains outstanding at such time, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

The Company may redeem all, but not less than all, of the Notes if the Company has or would become obligated to pay to the holder of any Note additional amounts (which are more than a de minimis amount) as a result of a change in applicable Canadian tax laws or regulations after September 15, 2020 at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest (including additional interest, if any) to, but excluding, the applicable redemption date but without reduction for applicable Canadian taxes (except in respect of certain excluded holders).
Upon the occurrence of a fundamental change (as set out or defined in the supplemental indenture governing the Notes) prior to the maturity date of the Notes, the Company, subject to limited exceptions, will be required to offer to purchase all of the Notes for cash at a price equal to 100% of the principal amount thereof, plus any accrued and unpaid interest thereon to, but excluding, the fundamental change purchase date.
The Notes are governed by customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of at least 25% in aggregate principal amount of the Notes then outstanding may declare 100% of the principal of, and accrued and unpaid interest on, all the Notes to be due and payable immediately.
The Notes are senior unsecured obligations and will rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment with the Company’s existing and future unsecured liabilities that are not so subordinated; effectively subordinated to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of current or future subsidiaries of the Company.
The Company accounts for the Notes as a single unit of account on the balance sheet. The carrying value of the liability is represented by the face amount of the Notes, less total offering costs, plus any amortization of offering costs. Total offering costs upon issuance of the Notes were $12 million and are amortized to interest expense using the effective interest rate method over the contractual term of the Notes. Interest expense is recognized at an annual effective interest rate of 0.38% over the contractual term of the Notes.
The net carrying amount of the outstanding Notes was as follows:

	December 31, 2024	December 31, 2023
	(in US $ millions)
Principal	920	920
Unamortized offering costs	(2)	(4)
Net carrying amount	918	916
As of December 31, 2024, the net carrying amount of the outstanding Notes with contractual maturity less than one year are classified as current "Convertible senior notes" in the consolidated balance sheets (December 31, 2023 - classified as long-term "Convertible senior notes").
The following table sets forth the interest expense recognized related to the outstanding Notes:

	Years ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(in US $ millions)
Contractual interest expense	1	1	1
Amortization of offering costs	2	3	2
Total interest expense related to the outstanding Notes	3	4	3
As of December 31, 2024, the estimated fair value of the Notes was approximately $939 million (December 31, 2023 - $865 million). The estimated fair value was determined based on the last executed trade for the Notes of the reporting period in an over-the-counter market, which is considered as Level 2 in the fair value hierarchy.

17.Commitments and Contingencies
Unconditional Purchase Obligations
The Company has entered into agreements where it commits to usage levels related to third-party services with an annual minimum fixed unconditional purchase obligation of $200 million. The amount of the minimum fixed and determinable portion of the unconditional purchase obligations over the next three years, as of December 31, 2024, was $468 million.
Litigation and Loss Contingencies
From time to time, the Company may become a party to litigation and subject to claims incidental to the ordinary course of business, including intellectual property claims, labor and employment claims and threatened claims, breach of contract claims, tax and other matters.
In the third quarter of 2022, a jury in the U.S. District Court for the District of Delaware returned a verdict finding that the Company infringed three web technology patents owned by Express Mobile, Inc. and the Company recorded an estimated liability in that period for damages and potential interest of $55 million. The Company filed a post-trial motion for judgment as a matter of law. In the second quarter of 2024, the court granted that motion, vacating the jury verdict in its entirety and mooting the plaintiff's motion for pre- and post-judgement interest.
As a result of this decision, the Company has reversed the previously recorded liability in the twelve months ended December 31, 2024 within "General and administrative" in the consolidated statement of operations and comprehensive income (loss), as a loss contingency was no longer considered probable.
The Company records accruals for loss contingencies when losses are probable and reasonably estimable. The Company currently has no material pending litigation or claims. The Company is not aware of any litigation matters or loss contingencies that would be expected to have a material adverse effect on the business, consolidated financial position, results of operations or cash flows.
18.Related Parties
The Company has a commercial agreement with Flexport, a company in which it has an equity method investment. The Company earns a share of revenues for orders processed or otherwise sent through services provided by Shopify. The Company recognized $nil revenue in the years ended December 31, 2024, related to this agreement. In the first quarter of 2024, the Company commenced a separate agreement with Flexport to provide co-marketing services for the coordinated marketing of fulfillment-related products and services to current and prospective merchants. In the year ended December 31, 2024, the Company recognized $4 million of expense in the consolidated statement of operations and comprehensive income (loss) and $11 million in "Other current assets" in the consolidated balance sheets related to this agreement.
In December 2023, the Company made a separate investment in Flexport with the purchase of convertible notes of $260 million. The Company has selected to account for it using the fair value option for the investment, which is classified within "Equity and other investments". In the year ended December 31, 2024, the Company recognized $32 million of interest income related to the convertible note within "Interest income" and an immaterial amount of unrealized losses in the consolidated statement of operations and comprehensive income (loss), resulting in a fair value of $291 million as of December 31, 2024.
19.Shareholders’ Equity
Founder Share
On June 7, 2022, the Company's shareholders approved an update to the Company's governance structure pursuant to a plan of arrangement (the "Arrangement"). Under the terms of the Arrangement, on June 9, 2022 the Company created a new class of share, designated as the Founder share, and issued such Founder share to Tobias Lütke. The Founder share provides Mr. Lütke with a variable number of votes that, when combined with the Class B multiple voting shares (which are now described as Class B restricted voting shares as a result of the Company's updated governance structure) beneficially owned by him, his immediate family and his affiliates, represents 40% of the aggregate voting power attached to all of the Company's outstanding shares.
Share Split
On June 7, 2022, the Company's shareholders approved a ten-for-one split of the Company's Class A subordinate voting shares and Class B restricted voting shares. Each shareholder of record on June 22, 2022 received nine additional Class A subordinate voting shares and Class B restricted voting shares, as applicable, for every one share held, distributed after close of trading on June 28, 2022. All share and per share amounts presented herein have been retrospectively adjusted to reflect the impact of the Share Split.
Common Stock Authorized
The Company is authorized to issue an unlimited number of Class A subordinate voting shares, an unlimited number of Class B restricted voting shares and one Founder share. The Class A subordinate voting shares have one vote per share, the Class B restricted voting shares have 10 votes per share and the Founder share has a variable number of votes per share. The Class B restricted voting shares are convertible into Class A subordinate voting shares on a one-for-one basis at the option of the holder. Class B restricted voting shares will also automatically convert into Class A subordinate voting shares in certain other circumstances. The Founder share cannot convert into either Class A subordinate voting shares or Class B restricted voting shares.
Preferred Shares Authorized
The Company is authorized to issue an unlimited number of preferred shares issuable in series. Each series of preferred shares shall consist of such number of shares and having such rights, privileges, restrictions and conditions as may be determined by the Company’s Board of Directors prior to the issuance thereof. Holders of preferred shares, except as otherwise provided in the terms specific to a series of preferred shares or as required by law, will not be entitled to vote at meetings of holders of shares.
Stock-Based Compensation
In 2008, the Board of Directors adopted and the Company’s shareholders approved the Legacy Option Plan. Immediately prior to the completion of the Company’s May 2015 Initial Public Offering ("IPO"), and in connection with the closing of the offering, each option outstanding under the Legacy Option Plan became exercisable for one Class B restricted voting share. Following the closing of the Company’s IPO, no further awards were made under the Legacy Option Plan. The Legacy Option Plan continues to govern awards granted thereunder.
The Company’s Board of Directors and shareholders approved a stock option plan ("SOP"), as well as a long term incentive plan ("LTIP"), each of which became effective upon the closing of the Company's IPO on May 27, 2015. On May 30, 2018, May 26, 2021 and June 4, 2024 these plans were amended following approval from the Company’s Board of Directors and shareholders.
On July 8, 2022, the Company approved the issuance of rollover options, from the Company's treasury pool, under the Deliverr, Inc. 2017 Stock Option and Grant Plan, adopted on the closing of the acquisition of Deliverr.
The SOP allows for the grant of options to the Company’s officers, directors, employees and consultants. All options granted under the SOP will have an exercise price determined and approved by the Company’s Compensation and Talent Management Committee of the Board of Directors at the time of grant, which shall not be less than the market price of the Class A subordinate voting shares at such time. For purposes of the SOP, the market price of the Class A subordinate voting shares shall be the volume weighted average trading price of the Class A subordinate voting shares on the NYSE for the five trading days ending on the last trading day before the day on which the option is granted. Options granted under the SOP are exercisable for Class A subordinate voting shares. Both the vesting period and term of the options in the SOP are determined by the Compensation and Talent Management Committee of the Board of Directors at the time of grant. Options granted under the SOP between

November 2017 and August 2022 have been approved with a three year vesting schedule with one-third vesting after one year and the remainder vesting evenly over the remaining 24 months. As a result of Flex Comp, certain options in the aforementioned plans were forfeited and their associated vesting schedules were ended. For employees that allocated a portion of their new total compensation reward to obtain options, such options are granted quarterly and generally vest on a monthly basis over a period of three months, or if allocated to the long-term equity component, generally vest over a three year period.
The LTIP provides for the grant of share units, or LTIP Units, consisting of RSUs, performance share units (PSUs) and deferred share units (DSUs). Each LTIP Unit represents the right to receive one Class A subordinate voting share in accordance with the terms of the LTIP. Unless otherwise approved by the Compensation and Talent Management Committee of the Board of Directors, RSUs granted between November 2017 and August 2022 have been approved with three-year vesting schedules, with 1/3 vesting on each anniversary following the date of grant. As a result of employee compensation plan, certain RSUs were forfeited and their associated vesting schedules were ended. For employees that allocated a portion of their new total compensation reward to obtain RSUs, the RSUs are granted quarterly and generally vest on a monthly basis over the period of three months or if allocated to the long-term equity component, generally vest over a three year period.. A PSU participant’s grant agreement will describe the performance criteria established by the Company’s Compensation and Talent Committee of the Board of Directors that must be achieved for PSUs to vest to the PSU participant, provided the participant is continuously employed by or in the Company’s service or the service or employment of any of the Company’s affiliates from the date of grant until such PSU vesting date. As of December 31, 2024, there have been no PSUs granted. DSUs are granted solely to non-employee directors of the Company, at their option, in lieu of their Board retainer fees. DSUs will vest upon a director ceasing to act as a director.
The maximum number of Class A subordinate voting shares reserved for issuance, in the aggregate, under the Company's SOP and the LTIP was initially equal to 37,436,920 Class A subordinate voting shares, adjusted to give effect to Share Split. The number of Class A subordinate voting shares available for issuance, in the aggregate, under the SOP and the LTIP will be automatically increased on January 1st of each year, beginning on January 1, 2016 and ending on January 1, 2026, in an amount equal to 5% of the aggregate number of outstanding Class A subordinate voting shares and Class B restricted voting shares on December 31st of the preceding calendar year. As of January 1, 2025, there were 475,654,042 shares available for issuance under the Company's SOP and LTIP.

The following table summarizes the stock option and RSU award activities under the Company's share-based compensation plans for the years ended December 31, 2024 and 2023:

	Shares Subject to Options Outstanding					Outstanding RSUs
	Number of Options(1)	Weighted Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value(2)	Weighted Average Grant Date Fair Value	Outstanding RSUs	Weighted Average Grant Date Fair Value
	(in US $ millions, except share and share price amounts)
December 31, 2022	14,008,761	36.55	6.71	195	—	10,218,906	43.74
Stock options granted	3,133,704	57.89	—	—	30.08	—	—
Stock options exercised	(3,915,216)	15.04	—	—	—	—	—
Stock options forfeited	(1,764,618)	35.57	—	—	—	—	—
RSUs granted	—	—	—	—	—	5,262,115	57.84
RSUs settled	—	—	—	—	—	(7,288,043)	45.64
RSUs forfeited	—	—	—	—	—	(4,114,500)	43.79
December 31, 2023	11,462,631	49.88	7.09	406	—	4,078,478	58.50
Stock options granted	6,065,237	75.75	—	—	39.74	—	—
Stock options exercised	(2,576,628)	23.83	—	—	—	—	—
Stock options forfeited	(314,248)	82.40	—	—	—	—	—
RSUs granted	—	—	—	—	—	7,025,895	74.91
RSUs settled	—	—	—	—	—	(5,433,218)	63.95
RSUs forfeited	—	—	—	—	—	(550,086)	61.51
December 31, 2024	14,636,992	64.49	7.68	623	—	5,121,069	74.90

Stock options exercisable as of December 31, 2024	7,578,056	58.37	6.40	401
(1) As of December 31, 2024 14,340 of the outstanding stock options were granted under the Company's Fourth Amended and Restated Stock Option Plan ("Legacy Option Plan") and are exercisable for Class B restricted voting shares, 14,535,048 of the outstanding stock options were granted under the Company's SOP and are exercisable for Class A subordinate voting shares, and 87,604 of the outstanding stock options were granted under the Deliverr 2017 Stock Option and Grant Plan and are exercisable for Class A subordinate voting shares.
(2) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company's Class A subordinate voting shares as of December 31, 2024 and December 31, 2023.
As of December 31, 2024 the Company had issued 14,615 DSUs under its LTIP.
The total intrinsic value of stock options exercised and RSUs settled during the years ended December 31, 2024 and 2023 was $609 million and $564 million, respectively. The aggregate intrinsic value of options exercised is calculated as the difference between the exercise price of the underlying stock option awards and the market value on the date of exercise.
As of December 31, 2024 and 2023, there was $487 million and $261 million, respectively, of remaining unamortized compensation cost related to unvested stock options and RSUs granted to the Company’s employees. This cost will be recognized over an estimated weighted-average remaining period of 2.20 years. Total unamortized compensation cost will be adjusted for future changes in estimated forfeitures.
Stock-Based Compensation Expense
All share-based awards are measured based on the grant date fair value of the awards and recognized in the consolidated statement of operations and comprehensive income (loss) over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award).

The Company estimates the fair value of stock options granted using the Black-Scholes option valuation model, which requires assumptions, including the fair value of the Company's underlying common stock, expected term, expected volatility, risk-free interest rate and dividend yield of the Company's Class A subordinate voting shares. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, share-based compensation expense could be materially different in the future.
These assumptions are estimated as follows:
•Fair Value of Common Stock. The Company uses the five-day volume weighted average price for its Class A subordinate voting shares as reported on the New York Stock Exchange.
•Expected Term. The Company determines the expected term based on the average period the stock options are expected to remain outstanding. The Company bases the expected term assumptions on its historical behavior combined with estimates of the post-vesting holding period.
•Expected Volatility. The Company determines the price volatility factor based on the Company's historical volatility over the expected term of the stock options.
•Risk-Free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes valuation model on the yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term of the stock options for each stock option group.
•Expected Dividend. The Company has not paid and does not anticipate paying any cash dividends in the foreseeable future and, therefore, uses an expected dividend yield of zero in the option pricing model.
The grant weighted average assumptions used to estimate the fair value of stock options granted to employees were as follows:

	Years ended
	December 31, 2024	December 31, 2023
Expected volatility	65.6%	68.0%
Risk-free interest rate	4.17%	4.39%
Dividend yield	Nil	Nil
Average expected term	3.9	3.8
In addition to the assumptions used in the Black-Scholes option valuation model, the Company also estimates a forfeiture rate to calculate the share-based compensation expense for our awards. The Company's forfeiture rate is based on an analysis of its actual forfeitures. The Company will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover, and other factors. Changes in the estimated forfeiture rate can have a significant impact on share-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher/lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase/decrease to the share-based compensation expense recognized in the consolidated financial statements.

The following table illustrates the classification of stock-based compensation in the consolidated statement of operations and comprehensive income (loss), which includes both stock-based compensation and restricted share-based compensation expense:

	Years ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(in US $ millions)
Cost of revenues	4	4	9
Sales and marketing(1)	47	56	63
Research and development(1)	287	481	386
General and administrative	92	74	91
	430	615	549
(1) Includes accelerated stock-based compensation of $5 million and $164 million in sales and marketing and research and development, respectively, during the year ended December 31, 2023.
20.Changes in Accumulated Other Comprehensive (Loss) Income
The following table summarizes the changes in accumulated other comprehensive (loss) income, which is reported as a component of shareholders’ equity, were as follows:

	Years ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(in US $ millions)
Balance, beginning of the year	4	(16)	(6)

Other comprehensive (loss) income before reclassifications	(27)	7	(33)
Gain on cash flow hedges reclassified from accumulated other comprehensive (loss) income to earnings:
Cost of revenues	—	—	1
Sales and marketing	2	3	5
Research and development	5	9	13
General and administrative	1	1	4
Tax effect on unrealized loss on cash flow hedges	5	—	—
Other comprehensive (loss) income, net of tax	(14)	20	(10)
Balance, end of the year	(10)	4	(16)

21.Income Taxes
The domestic and foreign components of income (loss) before income taxes and (provision for) recovery of income taxes were as follows:

	Years ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(in US $ millions)
Income (loss) before income taxes
Domestic	537	599	(2,553)
Foreign	1,691	(414)	(1,070)
	2,228	185	(3,623)

Current income tax (expense) recovery
Domestic	(32)	1	—
Foreign	(99)	(55)	(24)
	(131)	(54)	(24)

Deferred income tax recovery (expense)
Domestic	(72)	(2)	180
Foreign	(6)	3	7
	(78)	1	187
(Provision for) recovery of income taxes	(209)	(53)	163
The reconciliation of the expected income tax (expense) recovery calculated using the statutory tax rate to the actual (provision for) recovery of income taxes reported in the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Years ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(in US $ millions)
Income (loss) before income taxes	2,228	185	(3,623)
Expected income tax (expense) recovery at Canadian statutory income tax rate of 26.5%(1)	(590)	(49)	960
Permanent differences
Domestic taxes on foreign earnings	(49)	(51)	—
Stock-based compensation	15	(74)	(18)
Other permanent differences	(9)	(6)	(11)
Net unrealized gain (loss) on equity and other investments	121	276	(419)
Sales of businesses	—	195	—
Foreign taxes on net unrealized gain (loss) on equity and other investments	(132)	—
Foreign tax rate differential	112	48	36
Tax credits recognized during the year	21	21	17
Pillar Two tax	(18)	—
U.S. State taxes	(242)	—	—
Change in valuation allowance	557	(409)	(397)
Other items	5	(4)	(5)
(Provision for) recovery of income taxes	(209)	(53)	163
(1) Our Canadian corporate tax rate is comprised of a basic Part I federal tax rate of 38%, net 15% after federal tax abatement and general tax reduction, plus the additional provincial tax of 11.5%.

The significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
	(in US $ millions)
Deferred tax assets
Tax loss carryforwards	608	806
Accruals and reserves	107	98
Lease liabilities	57	74
Capital and intangible assets	48	39
Stock-based compensation expense	37	34
Research and development expenditures	23	156
Tax credits	15	84
Share issuance costs	—	5
Other deferred tax assets	—	1
Total deferred tax assets, before valuation allowance	895	1,297
Valuation allowance	(482)	(1,039)
Total deferred tax assets	413	258

Deferred tax liabilities
Equity and other investments	(294)	(77)
Outside basis difference of foreign subsidiaries	(125)	(104)
Lease assets	(25)	(29)
Intangible assets	—	(6)
Other deferred tax liabilities	(5)	(4)
Total deferred tax liabilities	(449)	(220)
Total deferred tax (liabilities) assets, net	(36)	38
During the year ended December 31, 2024, the Company assessed whether a valuation allowance should be established or maintained against its deferred tax assets, based on consideration of all available positive and negative evidence, using a "more-likely-than-not" standard. The factors the Company uses to assess the likelihood of realization are its recent operating results, historical losses and the cumulative losses, forecasts of future pre-tax income and tax planning strategies that could be implemented to realize the deferred tax assets.
The Company had a provision for income taxes of $209 million in the year ended December 31, 2024, on account of earnings and unrealized gains on the company's equity and other investments, net of an offset to the reversal of valuation allowance.
During the year ended December 31, 2024, there were significant unrealized gains on the Company's equity and other investments resulting in a deferred tax expense. As a result, a portion of the valuation allowance was reversed which partially offset the deferred tax expense in the current year.
During the year ended December 31, 2024, the Company performed a U.S. state tax sourcing analysis that resulted in a change to our U.S. state tax apportionment. This also resulted in a reduction in deferred tax assets, including unused non-capital tax losses, that were fully offset by a valuation allowance.
The Organization for Economic Co-operation and Development continues to advance efforts with respect to the global minimum tax framework ("Pillar Two"). On June 20, 2024, Canada enacted legislation in accordance with the Pillar Two framework. Many countries have also enacted or are expected to enact Pillar Two legislation. The Company continues to monitor the development and implementation of these rules both in local countries and on a multilateral basis, making it uncertain to predict the ultimate impact in the future. For the year ended December 31, 2024, the Company has recorded incremental tax relating to Pillar Two in the amount of $18 million.

During the year ended December 31, 2023, the Company had a provision for income taxes of $53 million, primarily on account of earnings in jurisdictions outside of North America.
During the year ended December 31, 2022, as a result of the application of the Company's tax rates to the results of ongoing operations, other discrete items primarily related to unrealized non-deductible losses on equity and other investments, share-based compensation and change in valuation allowance related to deferred tax assets in Canada as well as the United States, the Company had a recovery for income taxes of $163 million.
During the year ended December 31, 2022, and following the reversal of a large portion of the unrealized gains on the Company’s equity and other investments, a valuation allowance was recorded against the excess of the Company's Canadian deferred income tax assets relative to its deferred income tax liabilities as the Company has a history of operating losses.
The Company receives a development and expansion incentive under the International Headquarters Award in Singapore. The incentives granted by the authorities to the Company expires March 31, 2026 and provide a concessionary tax rate of 5% to earnings in excess of the base income threshold. As a result of the incentive, the Company received an aggregate tax benefit of $21 million, $9 million and $2 million during the year ended December 31, 2024, 2023 and 2022, respectively.
The Company had no material uncertain income tax positions for the years ended December 31, 2024 and 2023. The Company's accounting policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. In the years ended December 31, 2024 and 2023, there was no material interest or penalties related to uncertain tax positions.
The Company remains subject to audit by the relevant tax authorities for the years ended 2017 through 2024.
Investment tax credits, which are earned as a result of qualifying research and development expenditures, are recognized and applied to reduce income tax expense in the year in which the expenditures are made and their realization is reasonably assured.
As of December 31, 2024 and 2023, the Company had Canadian unused non-capital tax losses of approximately $5 million and $117 million, respectively. As of December 31, 2024 and 2023, the Company had U.S. federal unused non-capital tax losses of approximately $306 million and $383 million, respectively. In addition, as of December 31, 2024 and 2023, the Company had unused non-capital tax losses in various U.S. states of approximately $339 million and $1.5 billion, respectively. As of December 31, 2024, $272 million and $6 million of the federal and state non-capital tax losses, respectively, have no expiry. The remaining unused federal and state non-capital tax losses of $34 million and $333 million, respectively, will begin to expire starting in 2031. As of December 31, 2024, the Company also has $761 million of capital losses in Canada that do not expire as well as $1.7 billion of capital losses in the U.S. that expires in 2028. In addition, as of December 31, 2024 and 2023, the Company had an undeducted Canadian research and development expenditure balance totaling $nil and $226 million, respectively. As of December 31, 2024 and 2023, the Company had Canadian and U.S. federal and state tax credits of $33 million and $104 million, respectively. The unused U.S. federal tax credits will begin to expire in 2042 and the unused U.S. state research and development credits will begin to expire starting in 2029. The unused Canadian investment tax credits will begin to expire starting in 2043.

22.Net Income (Loss) per Share
The Company applies the two-class method to calculate its basic and diluted net loss per share as Class A subordinate voting shares and Class B restricted voting shares are participating securities with equal participation rights and are entitled to receive dividends on a share for share basis. The Company uses the treasury stock method and if-converted method for calculating the effect of dilutive potential common stock from employee stock options and employee RSUs and from its Notes, respectively.
The following table summarizes the reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding:

	Years ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(in US $ millions, except share and share price amounts)
Numerator:
Net income (loss)	2,019	132	(3,460)
After tax effect of debt interest(1)	—	1	—
Net (loss) income after tax effected debt interest	2,019	133	(3,460)

Denominator:
Basic weighted average number of shares outstanding	1,289,812,124	1,281,554,559	1,266,268,155
Weighted average effect of dilutive securities:
Stock options	3,988,316	4,586,659	—
Restricted share units	1,307,610	2,974,367	—
Convertible senior notes	6,388,480	6,388,480	—
Deferred share units	13,450	7,320	—
Diluted weighted average number of shares	1,301,509,980	1,295,511,385	1,266,268,155

Net income (loss) per share:
Basic	$1.57	$0.10	$(2.73)
Diluted	$1.55	$0.10	$(2.73)

Common stock equivalents excluded from net income (loss) per diluted share because they are anti-dilutive:
Stock options	858,528	150,558	14,008,761
Restricted share units	459,136	1,058,628	10,218,906
Convertible senior notes	—	—	6,388,480
Deferred share units	125	—	11,413
	1,317,789	1,209,186	30,627,560
(1) When the Notes are dilutive, the after tax effect of debt interest is added back to net income to calculate diluted net income per share.

23.Segment and Geographical Information
The Company's CODM is its Chief Executive Officer. The CODM has determined that the Company operates in a single operating and reportable segment and manages segment performance and resource allocation based upon consolidated net income (loss). The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. Significant expenses reviewed by the CODM include those that are presented in the Consolidated Statements of Operations and Comprehensive Income (Loss).
The following table presents total external revenues by geographic location, based on the location of the Company’s merchants:

	Years ended
	December 31, 2024		December 31, 2023		December 31, 2022
	(in US $ millions)
North America
United States	5,708	64%	4,649	66%	3,720	67%
Canada	483	6%	388	5%	346	6%
EMEA	1,707	19%	1,255	18%	917	16%
APAC	885	10%	699	10%	553	10%
Latin America	97	1%	69	1%	64	1%
Total Revenue	8,880	100%	7,060	100%	5,600	100%
24.Reduction in Workforce
In May 2023, the Company reduced headcount by approximately 23% of employees across the Company ("2023 Reduction in Workforce"). The Company incurred and paid $148 million in total severance related costs in the year ended December 31, 2023.
The 2023 Reduction in Workforce costs recorded for severance related costs in the year ended December 31, 2023 were as follows in US $ millions:

Sales and marketing	28
Research and development	102
General and administrative	18
148

Index to Exhibits

			Incorporated by Reference
No.	Exhibit Description	Filed or Furnished with this 10-K	Form	File No.	Exhibit	Date Filed
3.1	Restated Articles of Incorporation		6-K	001-37400	1	May 29, 2015
3.2	By-laws		6-K	001-37400	2	May 29, 2015
3.3	Certificate and Articles of Arrangement		6-K	001-37400	99.2	June 10, 2022
3.4	Certificate and Articles of Amendment		6-K	001-37400	99.1	June 28, 2022
4.1	Description of Securities Registered under Section 12(b) of the Securities Exchange Act, as amended	X
4.2	Specimen Class A Subordinate Voting Share Certificate		F-1/A	333-203401	4.1	May 06, 2015
4.3	Specimen Class B Multiple Voting Share Certificate		F-1/A	333-203401	4.2	May 06, 2015
4.4	Coattail Agreement dated as of May 27, 2015, in connection with our Class B restricted voting shares		6-K	001-37400	2	June 01, 2015
4.5	Third Amended and Restated Investors' Rights Agreement dated May 27, 2015		6-K	001-37400	1	June 01, 2015
4.6	Founder Agreement dated June 9, 2022, in connection with the Founder Share		6-K	001-37400	99.3	June 10, 2022
4.7	Base Indenture dated as of September 18, 2020		6-K	001-37400	99.1	September 21, 2020
4.8	Supplemental Indenture dated as of September 18, 2020 relating to Shopify's senior notes due 2025		6-K	001-37400	99.2	September 21, 2020
10.1†	Fourth Amended and Restated Stock Option Plan (Legacy Option Plan)		20-F	001-37400	10.9	February 17, 2016
10.2†	Third Amended and Restated Stock Option Plan dated June 4, 2024		6-K	001-37400	99.1	June 5, 2024
10.3†	Third Amended and Restated Long Term Incentive Plan dated June 4, 2024		6-K	001-37400	99.2	June 5, 2024
10.4†	Form of Director and Officer Indemnity Agreement	X
10.5†	Employment Agreement, dated October 15, 2010 between Tobias Lütke and the Company		F-1	001-37400	10.2	April 14, 2015
10.6†	Employment Agreement, dated February 24, 2020, between Harley Finkelstein and the Company	X
10.7†	Employment Agreement Amending Agreement, dated October 17, 2023, between Harley Finkelstein and the Company	X
10.8†	Employment Agreement dated March 23, 2022, between Jessica Hertz and the Company	X
10.9†	Employment Agreement dated September 15, 2022, between Jeff Hoffmeister and the Company	X
10.10†	Service Agreement, dated September 7, 2022, between Kasra Nejatian and the Company	X
19.1	Insider Trading Policy	X
21.1	List of Subsidiaries	X
23.1	Consent of PricewaterhouseCoopers LLP	X
24	Power of Attorney (see signature page)	X
31.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1†	Clawback Policy		40-F	001-37400	97	February 13, 2024
101	The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Shareholders' Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags	X
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL	X
*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
†	Indicates a management contract or compensatory plan
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
February 11, 2025
Shopify Inc.

/S/ Jeff Hoffmeister
Jeff Hoffmeister
Chief Financial Officer
(principal financial officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each officer or director of Shopify Inc. whose signature appears below constitutes and appoints Tobias Lütke, Jeff Hoffmeister, Jessica Hertz and Michael L. Johnson, and each of them, with full power to act without the other, his or her true and lawful attorneys-in-fact and agents, with full and several power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they or he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or his or her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ Tobias Lütke	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	February 11, 2025
Tobias Lütke

/S/ Jeff Hoffmeister	Chief Financial Officer (principal financial officer)	February 11, 2025
Jeff Hoffmeister

/S/ Darryl Arvai	Vice President, Corporate Controller (principal accounting officer)	February 11, 2025
Darryl Arvai

/S/ Robert Ashe	Director	February 11, 2025
Robert Ashe

/S/ Gail Goodman	Director	February 11, 2025
Gail Goodman

/S/ David Heinemeier Hansson	Director	February 11, 2025
David Heinemeier Hansson

/S/ Jeremy Levine	Director	February 11, 2025
Jeremy Levine

/S/ Prashanth Mahendra-Rajah	Director	February 11, 2025
Prashanth Mahendra-Rajah

/S/ Lulu Cheng Meservey	Director	February 11, 2025
Lulu Cheng Meservey

/S/ Kevin Scott	Director	February 11, 2025
Kevin Scott

/S/ Toby Shannan	Director	February 11, 2025
Toby Shannan

/S/ Fidji Simo	Director	February 11, 2025
Fidji Simo