Form 10-K/A
period 2024-12-31
SHOPIFY INC.
filed 2025-04-29
CIK 1594805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K/A
(Amendment No. 1)
___________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
___________________________
SHOPIFY INC.
(Exact name of registrant as specified in its charter)
___________________________

Canada		001-37400	98-0486686
(State or other jurisdiction of incorporation or organization)		(Commission File Number)	(IRS Employer Identification No.)

151 O'Connor Street, Ground Floor			148 Lafayette Street
Ottawa,	Ontario		New York,	New York
Canada	K2P 2L8		USA	10012
(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code: (613) 241-2828 x 1045
___________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Subordinate Voting Shares	SHOP	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
___________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's Class A Subordinate Voting Shares held by non-affiliates, based on the closing price of the Class A Subordinate Voting Shares as reported by the New York Stock Exchange on June 28, 2024, the end of the registrant's most recently completed second fiscal quarter, was $79,793,497,805.
The registrant had 1,215,528,049 Class A Subordinate Voting Shares, 79,292,685 Class B Restricted Voting Shares and 1 Founder Share issued and outstanding as of February 7, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Not applicable.

Auditor Firm ID: PCAOB ID 271	Auditor Name: PricewaterhouseCoopers LLP	Auditor Location: Ottawa, Canada

EXPLANATORY NOTE
Shopify Inc., a corporation existing under the Canada Business Corporations Act (the "CBCA"), qualifies as a foreign private issuer in the United States ("U.S.") for purposes of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Although, as a foreign private issuer, Shopify Inc. is not required to do so, Shopify Inc. has chosen to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the U.S. Securities and Exchange Commission ("SEC") instead of filing the reporting forms available to foreign private issuers.
Shopify Inc. prepares and files a management information circular and related material under Canadian requirements. As Shopify Inc.'s management information circular is not filed pursuant to Regulation 14A, Shopify Inc. may not incorporate by reference information required by Part III of its Annual Report on Form 10-K from its management information circular.
Shopify Inc. filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the "Original Filing") with the SEC on February 11, 2025. In reliance upon and as permitted by General Instruction G(3) to Form 10-K, Shopify Inc. is filing this Amendment No. 1 on Form 10-K/A in order to include in the Original Filing the Part III information not previously included in the Original Filing. In addition, as required by Rule 12b-15 under the Exchange Act, Item 15 of Part IV of the Original Filing is hereby amended solely to include new certifications by our chief executive officer and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibit 31.1 to this Amendment No. 1 on Form 10-K/A.
Except as stated herein, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and, other than the information provided in Parts III and IV hereof, we have not updated the disclosures contained in the Original Filing to reflect any events which occurred at a date subsequent to the filing of the Original Filing.
In this Amendment No. 1 on Form 10-K/A, the terms "we", "our", "Shopify", and the "Company" refer to Shopify Inc. and its consolidated subsidiaries, unless the context requires otherwise. References to our "solutions" means the combination of products and services that we offer to merchants, and references to "our merchants" as of a particular date means the total number of unique shops that are paying for a subscription to our platform. Words importing the singular, where the context requires, include the plural and vice versa and words importing any gender include all genders. "Board of Directors" or "Board" means the Board of Directors of Shopify. All references in this Amendment No. 1 on Form 10-K/A to "dollars", "$" and "US$" refer to United States dollars, and all references to "CAD$" refer to Canadian dollars, unless otherwise expressly stated.
All references to our websites, and to our Canadian management information circular, dated April 7, 2025 and filed with the SEC on April 29, 2025, as Exhibit 99.1 to our Current Report on Form 8-K (the "Circular"), contained herein do not constitute incorporation by reference of information contained on such websites and the Circular and such information should not be considered part of this document.

SHOPIFY INC.
TABLE OF CONTENTS
Page
Part III

Part IV

Item 15: Exhibits and Financial Statement Schedules	39

Part III
Item 10: Directors, Executive Officers and Corporate Governance
Directors of the Registrant
Our directors are either elected annually by the shareholders at the annual meeting of shareholders or, subject to our restated articles of incorporation and applicable law, appointed by our Board of Directors between annual meetings. Each director holds office until the close of the next annual meeting of our shareholders or until he or she ceases to be a director by operation of law, or until his or her removal or resignation becomes effective. In addition to Mr. Tobias Lütke, a director since 2004 who serves as Chair of the Board of Directors as well as CEO, the Company's directors are as follows:
Robert Ashe
Ontario, Canada
Robert Ashe, age 66, has been a member of our Board of Directors since December 2014 and as our Lead Independent Director since May 2015. After 12 years of service, Mr. Ashe will be retiring from our Board at the conclusion of our 2025 annual meeting of shareholders. Over 24 years, Mr. Ashe held a variety of positions with increasing responsibility at Cognos Incorporated, a business intelligence and performance management software company. Mr. Ashe ultimately served as CEO of Cognos Incorporated from 2005 to 2008 before the company was acquired by IBM. Mr. Ashe remained with IBM as a general manager of business analytics from 2008 to 2012. Mr. Ashe currently serves on the Board of Directors of MSCI Inc. (NYSE). Mr. Ashe holds a Bachelor of Commerce from the University of Ottawa and is a Fellow of the Institute of Chartered Accountants of Ontario. We believe Mr. Ashe is qualified to serve on our Board of Directors due to his extensive leadership and business experience, his expertise within the software industry, and his financial qualifications.
Lulu Cheng Meservey
Pennsylvania, United States
Lulu Cheng Meservey, age 38, has been a member of our Board of Directors since June 2024. Ms. Meservey is the founder and Chief Executive Officer of Rostra. Prior to founding Rostra, Ms. Meservey first served as a Board member of Activision Blizzard, from April 2022 to October 2022, then served as its Executive Vice President, Corporate Affairs and Chief Communications Officer, from October 2022 to January 2024. Prior to Activision Blizzard, Ms. Meservey served as the Vice President of Communications at Substack, and co-founded the communications agency TrailRunner International, serving as its Chief Operating Officer from May 2016 to January 2021 and as its President from January 2021 to June 2021. From 2013 to 2016, Ms. Meservey worked in the office of the chairman at McLarty Associates (formerly Kissinger McLarty), and she continued to serve as an advisor from 2016 to 2021. Her prior experience includes positions with the World Bank, the MIT Lincoln Laboratory, and as a financial analyst at J.P. Morgan. Ms. Meservey holds a Bachelor of Arts in Political Science from Yale University and a Master of Arts, Law and Diplomacy, International Relations, from the Fletcher School at Tufts University. We believe Ms. Meservey is qualified to serve on our Board of Directors due to her experience as an entrepreneur and founder, her operational leadership experience, and her communications expertise, as well as her experience at global organizations including the World Bank, MIT Lincoln Laboratory, and J.P. Morgan.
Gail Goodman
Massachusetts, United States
Gail Goodman, age 64, has been a member of our Board of Directors since November 2016. Ms. Goodman previously served as the Chief Product Officer at Pepperlane from March 2019 to March 2021. Prior to Pepperlane, Ms. Goodman served as President and CEO of Constant Contact, a software company providing small businesses with online marketing tools to grow their businesses, for over 16 years. Over that time Ms. Goodman served as a director and chairwoman of the board and led Constant Contact through its initial public offering and for 8 years as a publicly traded company, until its acquisition by Endurance International Group Holdings, Inc. (Nasdaq) in February 2016. Ms. Goodman currently serves as a director of a number of private companies and non-profits. Ms. Goodman holds a B.A. from the University of Pennsylvania and an MBA from The Tuck School of Business at Dartmouth College. We believe Ms. Goodman is qualified to serve on our Board of Directors due to her in depth knowledge of internet marketing, her leadership and business experience, and her service on the boards of private companies and non-profits.
David Heinemeier Hansson
Oregon, United States
David Heinemeier Hansson, age 45, has been a member of our Board of Directors since November 2024. He is the Co-Owner and Chief Technology Officer of 37signals, the company behind Basecamp, HEY, and ONCE. He is also the creator of Ruby on Rails, a pioneering open-source web application framework that he continues to develop today. As a best-selling author, Mr. Heinemeier Hansson has co-written several notable books, including "REWORK," "It Doesn't Have to Be Crazy at Work," "REMOTE: Office Not Required," and "Getting Real," alongside Jason Fried. Mr. Heinemeier Hansson is also a regular contributor to Hey World and frequently shares his expertise on various podcasts. Mr. Heinemeier Hansson earned a degree in Computer Science and Business Administration from Copenhagen Business School. We believe Mr. Heinemeier Hansson is qualified to serve on our Board of Directors due to his expertise in internet entrepreneurship and software development , his technical knowledge and experience with product innovation and development.
Jeremy Levine
New York, United States
Jeremy Levine, age 51, has been a member of our Board of Directors since February 2011. Since January 2007, Mr. Levine has been a Partner at Bessemer Venture Partners, a venture capital firm he joined in May 2001. Mr. Levine currently serves on the Board of Directors of Pinterest (NYSE) and a number of privately held companies. Mr. Levine holds a B.S. degree in Computer Science from Duke University. We believe Mr. Levine is qualified to serve on our Board of Directors due to his in-depth knowledge of the Company as a long-standing member of our Board, his leadership experience, and his business experience within the venture capital and technology industries.
Prashanth Mahendra-Rajah
New York, United States
Prashanth Mahendra-Rajah, age 55, has been a member of our Board of Directors since June 2024. Mr. Mahendra-Rajah is the Chief Financial Officer at Uber (NYSE). Prior to joining Uber in November 2023, Mr. Mahendra-Rajah served as Chief Financial Officer of Analog Devices for 6 years, and further as Chief Financial Officer of WABCO Holdings Inc. He has also previously served as Division CFO and in other financial leadership roles at Applied Materials, Visa, and United Technologies. Mr. Mahendra-Rajah was recognized by Institutional Investor magazine as a Top CFO in 2020, 2021, 2022 and 2023 by equity research analysts. Mr. Mahendra-Rajah is a member of the board of directors of the Goodyear Tire & Rubber Company (NASDAQ). He also serves on the board of advisors and on the finance committee for the Isabella Stewart Gardner Museum in Boston and is a member of the advisory board for the School of Engineering, Department of Computer and Electrical Engineering at the University of Michigan. Mr. Mahendra-Rajah holds a B.S. in chemical engineering from the University of Michigan, an M.S. in engineering from Johns Hopkins University, and an M.B.A. from the Krannert School of Management at Purdue University. We believe Mr. Mahendra-Rajah is qualified to serve on our Board of Directors due to his leadership and financial background, his experience with innovation and business development in the technology sector, and his service on the boards of directors of public and private companies.
Kevin Scott
California, United States
Kevin Scott, age 53, has been a member of our Board of Directors since July 2024. Mr. Scott is the Executive Vice President of AI and Chief Technology Officer at Microsoft (MSFT). With a 20-year career in academia and industry, Mr. Scott has held key roles at some of the most influential companies in technology, including Senior VP of Engineering at LinkedIn and senior engineering roles at Google. Mr. Scott hosts the "Behind the Tech" podcast and authored "Reprogramming the American Dream". Mr. Scott is a co-inventor on several patents and he has also authored several publications on dynamic binary rewriting, cited hundreds of times in scholarly research. Mr. Scott holds an M.S. from Wake Forest University and a B.S. from Lynchburg College, with extensive Ph.D. work in computer science at the University of Virginia. We believe Mr. Scott is qualified to serve on our Board of Directors due to his business and leadership experience at major technology companies, as well as his technical knowledge and background in computer science.

Toby Shannan
Ontario, Canada
Toby Shannan, age 55, has been a member of our Board of Directors since January 2023. Mr. Shannan was formerly COO of Shopify from September 2020 to September 2022 and spent 12 years leading Shopify's global operations as well as its customer support and service strategy. Prior to joining Shopify, Mr. Shannan also held the role of Vice President, Sales and Marketing, at DNA Genotek. Mr. Shannan is a board member and trustee at the Santa Fe Institute. We believe Mr. Shannan is qualified to serve on our Board of Directors due to his in-depth knowledge of the Company, including its global operations, as well as his leadership experience.
Fidji Simo
California, United States
Fidji Simo, age 39, has been a member of our Board of Directors since December 2021. Ms. Simo is the CEO and Chair of the Board of Directors at Instacart. Prior to joining Instacart, Ms. Simo held a variety of positions over 10 years with increasing responsibility at Facebook, ultimately serving as Vice President and Head of the Facebook app. Ms. Simo began her career as a strategy manager at eBay. Ms. Simo is also a co-founder of Metrodora and serves as President of the Metrodora Foundation, and is the co-founder of Women in Product, a non-profit organization. Ms. Simo holds a Master of Management from HEC Paris. We believe Ms. Simo is qualified to serve on our Board of Directors due to her leadership and business experience in the technology industry and her knowledge and experience with product development.
Director Nominees of the Registrant
Joe Natale
Ontario, Canada
Joe Natale, age 61, has been recommended by the Nominating and Corporate Governance Committee and the Board as a director nominee for election at the Company's 2025 annual general meeting of shareholders. Mr. Natale has over 30 years of experience in building and leading high-growth businesses in technology, telecommunications, and digital transformation. From 2017 until 2021, he served as President and Chief Executive Officer of Rogers Communications, a Canadian provider of wireless communications, internet, TV, and sports entertainment services. Prior to his role at Rogers, Mr. Natale served as President and CEO of TELUS, where he was instrumental in transforming the company from a regional telecom provider into a leading national wireless and enterprise brand. He began his career as a software engineer and later co-founded a business transformation and systems integration consulting firm that was acquired by KPMG. Mr. Natale held successive leadership roles at KPMG Consulting, including Managing Partner for Canada and ultimately serving as Global Managing Director in the consumer and industrial markets segment, where he advised Fortune 500 companies on customer acquisition and retention, supply chain optimization, and digital integration. He has served as a director for Rogers, TELUS, TD Bank, Livingston International, Home Capital, and Celestica, and currently sits on the board of Sun Life while advising Altas Partners, a private equity investment firm. Additionally, he is a board member and advisor to the Creative Destruction Lab, a global startup accelerator with locations in 6 countries, and serves as a trustee of SickKids Hospital in Toronto. Mr. Natale holds a degree in Electrical Engineering from the University of Waterloo. We believe Mr. Natale is qualified to serve on our Board of Directors due to his leadership, business, and operational experience, his service on the boards of directors of privately and publicly held companies, and his background in software engineering.

Executive Officers of the Registrant
Executive officers are appointed by the Board of Directors to serve, subject to the discretion of the Board of Directors. Tobias Lütke also serves as a member and the Chair of our Board of Directors.
Tobias Lütke
Ontario, Canada
Tobias Lütke, age 44, co-founded Shopify in September 2004. Mr. Lütke has served as Shopify's CEO since 2008. Previously, Mr. Lütke acted as the Company's Chief Technology Officer ("CTO") between September 2004 and April 2008. Mr. Lütke worked on the core team of the Ruby on Rails framework and has created many popular open source libraries such as Active Merchant. Mr. Lütke also serves as Chair of our Board of Directors, and sits on the Board of Directors for Coinbase Global, Inc. (Nasdaq). We believe Mr. Lütke is qualified to serve on our Board of Directors of his technical expertise and operational expertise, vision, and continuity and context that he brings to our Board of Directors as our co-founder and Chief Executive Officer. Mr. Lütke's vision and passion for the Company's merchants provide our Board of Directors with invaluable experience and understanding of the Company and its merchants.
Harley Finkelstein
Quebec, Canada
Harley Finkelstein, age 41, is the President at Shopify and has been with the Company since 2010. He oversees Shopify's commercial teams, partnerships, brand and external affairs. Prior to his current role, Mr. Finkelstein served as Shopify's COO and has founded numerous startups and ecommerce companies. He currently is an advisor to Felicis Ventures. Mr. Finkelstein holds a bachelor degree in Economics from Concordia University and a J.D./M.B.A. joint degree in Law and Business from the University of Ottawa.
Jeff Hoffmeister
New York, United States
Jeff Hoffmeister, age 55, is the CFO at Shopify and has been with the Company since 2022. He previously worked in Morgan Stanley's Technology Investment Banking group for 22 years in their New York, London, and Boston offices. His prior roles at Morgan Stanley included Head of Americas Technology Banking team and Head of Technology Investment Banking for EMEA. Mr. Hoffmeister began his professional career at PwC, serving in their auditing division. Mr. Hoffmeister currently serves on the Board of Directors of a private company. Mr. Hoffmeister holds a Bachelor of Science in Business Administration from Georgetown University and a Master in Business Administration from the University of Virginia Darden School of Business. He also holds a license as a certified public accountant (CPA).
Jessica Hertz
Washington D.C., United States
Jessica Hertz, age 43, is the General Counsel at Shopify and has been with the Company since 2021. Ms. Hertz oversees Shopify’s global legal, communications, policy, talent, and trust teams. Prior to joining Shopify, Ms. Hertz served as Deputy Assistant to the President and Staff Secretary to President Joseph R. Biden Jr. She also held positions at Facebook and at the law firm of Jenner & Block LLP. Ms. Hertz holds a J.D. from the University of Chicago Law School and an A.B. from Harvard College.
Kasra Nejatian
Old Fort Bay, Bahamas
Kasra Nejatian, age 42, is the Vice President of Product and COO at Shopify and has been with the Company since 2019. Prior to his current role, Mr. Nejatian served as Shopify's Vice President of Product, Merchant Services, and Commercial. Prior to joining Shopify, Mr. Nejatian co-founded and served as CEO of Kash, a payment technology company, and also served as Product Lead for Payments and Billing at Facebook. He is a graduate of Queen's University's School of Business and the University of Toronto, Faculty of Law.

Involvement in Certain Legal Proceedings
To the knowledge of Shopify, no director or executive officer of Shopify has been involved in any events during the past 10 years that would require disclosure under Item 401(f) of Regulation S-K, except for:
•Jeremy Levine, who, until June 4, 2018, was a board member of Onestop Internet Inc., a corporation that made an assignment for the benefit of creditors on June 4, 2018. The sale of assets and the liquidation have been completed and any arrangements with creditors have been or are expected to be settled. Mr. Levine was also a board member, until May 29, 2019, of Rabbit, Inc., a corporation that made an assignment for the benefit of creditors on May 24, 2019. The liquidation has been completed.
•Fidji Simo, who, until November 24, 2020, was a board member of Cirque du Soleil Entertainment Group, a corporation that filed for protection under the Companies' Creditors Arrangement Act ("CCAA") in Canada and Chapter 15 in the United States on June 30, 2020. On November 24, 2020, the company announced the closing of a sale transaction with the company's secured creditors and its emergence from CCAA and Chapter 15 protection.
Committees of the Board of Directors
Our Board of Directors has 3 standing committees: an audit committee ("Audit Committee"), a compensation and talent management committee ("Compensation and Talent Management Committee") and a nominating and corporate governance committee ("Nominating and Corporate Governance Committee"). Each committee has a charter setting forth its purpose, composition, authority and responsibility that has been adopted by our Board of Directors. We have also adopted a Board Charter for our Board of Directors. Each of these documents is available on our website https://shopifyinvestors.com/Governance/Governance-Documents/.
Audit Committee
Our Audit Committee is comprised of Mr. Mahendra-Rajah, Mr. Ashe and Ms. Goodman and is chaired by Mr. Mahendra-Rajah. The Board intends to appoint Mr. Natale as a member of the Audit Committee to replace Mr. Ashe, who will be retiring from the Board after 12 years of service at the conclusion of the Meeting. Our Board has determined that each of these directors, including Mr. Natale, meet the independence requirements, including the heightened independence standards for members of the Audit Committee of the Nasdaq, the SEC, and as set out in NI 52-110. Our Board has determined that each of the members of the Audit Committee as well as Mr. Natale is "financially literate" within the meaning of NI 52-110 and able to read and understand fundamental financial statements as described under Nasdaq rules. Furthermore, the Committee Chair, Mr. Mahendra-Rajah, qualifies as an "audit committee financial expert" as that term is defined under SEC rules and has the requisite experience for financial sophistication, under the Nasdaq rules. The Audit Committee met 4 times in 2024.
The principal purpose of our Audit Committee is to assist our Board of Directors in discharging its oversight of:
•the quality and integrity of our financial statements and related regulatory filings;
•the independence, qualifications, appointment and performance of our external auditor;
•our disclosure controls and procedures, internal control over financial reporting and management's responsibility for assessing and reporting on the effectiveness of such controls;
•our compliance with applicable legal and regulatory requirements; and
•our enterprise risk management processes, including but not limited to risks related to cybersecurity.
At least annually, the Audit Committee reviews and confirms the independence of the external auditor by obtaining statements from the independent auditor describing all relationships or services between the independent auditor and the Company. The Audit Committee reviews any disclosed relationships or services that may affect the auditor's independence and objectivity, and takes appropriate actions to oversee the independent auditor.
In connection with its risk management function, the Audit Committee reviews and discusses regular reports prepared by the Head of Risk and Internal Audit on the effectiveness of the Company's risk management programs, control processes and governance procedures, together with management's response. The Company's Chief Information Security Officer provides the Audit Committee with periodic reports on the Company's cybersecurity program. Issues that are determined to represent an elevated level of risk may be escalated to the full Board for consideration, at the discretion of the Audit Committee.
Our Audit Committee has access to all of our books, records, facilities and personnel and may request any information about us as it may deem appropriate. It also has the authority in its sole discretion and at our expense, to retain and set the compensation of outside legal, accounting or other advisors as necessary to assist in the performance of its duties and responsibilities.
Our Audit Committee also reviews procedures for reviewing and approving or ratifying related-party transactions (as defined under U.S. GAAP), and is responsible for reviewing and approving or ratifying all related-party transactions.
Compensation and Talent Management Committee
Our Compensation and Talent Management Committee is comprised of the following independent directors: Mr. Ashe, Ms. Goodman, and Ms. Simo, and is chaired by Ms. Goodman. The Board intends to appoint Mr. Natale to the Compensation and Talent Management Committee following the retirement of Mr. Ashe at the conclusion of the Meeting. Under Nasdaq rules applicable to U.S. domestic issuers, there are heightened independence standards for members of the Compensation and Talent Management Committee. While these rules do not specifically apply to the Company as a foreign private issuer, the Company reviews these standards in assessing the independence of the Compensation and Talent Management Committee members. All of our Compensation and Talent Management Committee members as well as Mr. Natale meet this heightened standard and are also independent for purposes of NI 58-101.
The Compensation and Talent Management Committee's purpose is to assist the Board of Directors in its oversight of executive compensation, management development and succession, director compensation, equity compensation, compensation disclosure, and human capital management. The principal responsibilities and duties of the Compensation and Talent Management Committee include:
•reviewing at least annually our executive compensation plans;
•evaluating at least annually our CEO's performance in light of the Company's goals and objectives and, based on such evaluation, with appropriate input from other independent members of our Board of Directors, determining the CEO's annual compensation and reporting on the compensation to the Board of Directors;
•reviewing on an annual basis the evaluation process and compensation structure for our officers, including the benchmark compensation group and, in consultation with our CEO, reviewing the performance of the other officers in order to determine the compensation of such officers;
•assessing the competitiveness and appropriateness of our programs relating to the compensation of executive officers on an annual basis;
•reviewing and, if appropriate, recommending to our Board of Directors the approval of any adoption, amendment or termination of our incentive and equity-based incentive compensation plans (and the aggregate number of shares to be reserved for issuance thereunder) pursuant to the Company's overall compensation philosophy and strategy, and overseeing their administration and discharging any duties imposed on the Compensation and Talent Management Committee by any of those plans;
•overseeing the Company's human capital management, including talent attraction, recruitment, turnover, workforce compensation and pay equity, succession planning, workforce composition and inclusion and diversity, employee engagement, health and well-being, workforce training, learning, and development;
•reviewing, in consultation with the CEO, management's resources and succession plans for officers and senior leaders; and
•reviewing at least annually the form and compensation for members of the Board of Directors.

Nominating and Corporate Governance Committee
Our Nominating and Corporate Governance Committee is comprised of Mr. Ashe and Mr. Levine, each of whom is independent for purposes of NI 58-101 and the Nasdaq rules. The Nominating and Corporate Governance Committee is chaired by Mr. Ashe who is retiring from the Board following the Meeting. The Board intends to appoint Mr. Natale as a member of and the chair of the Nominating and Corporate Governance Committee, to replace Mr. Ashe, following the Meeting. Mr. Natale is independent for the purposes of NI 58-101 and the Nasdaq rules.
The Nominating and Corporate Governance Committee's purpose is to assist our Board of Directors in:
•identifying individuals qualified to become members of our Board of Directors;
•selecting or recommending that our Board of Directors select director nominees for the next annual meeting of shareholders and recommending the composition of our Board of Directors and its committees;
•developing and overseeing a process to assess our Board of Directors, the Chair of the Board of Directors, the committees of the Board of Directors, the chairs of the committees, and individual directors; and
•developing and implementing our corporate governance guidelines.
As part of its mandate, the Nominating and Corporate Governance Committee regularly conducts a review process, to assess our Board, each committee and each director regarding his, her or its effectiveness and contribution. The Chair of the Nominating and Corporate Governance Committee then provides a report of the evaluation results to our Board.
The Nominating and Corporate Governance Committee is also responsible for developing director succession plans for the Board, identifying suitable candidates for nomination to the Board and assessing their qualifications in light of the Company's Corporate Governance Guidelines and the Nominating and Corporate Governance Committee Charter. The Nominating and Corporate Governance Committee may consider all facts and circumstances that it deems appropriate or advisable under the circumstances. The Nominating and Corporate Governance Committee reviews the prospective candidates' qualifications and recommends to the Board such prospective director candidates. The Board is ultimately responsible for nominating members for election to the Board and for filling vacancies on the Board that may occur between annual meetings of shareholders.
In identifying new candidates for our Board, the Nominating and Corporate Governance Committee will consider what competencies and skills our Board, as a whole, should possess and assess what competencies and skills each existing director possesses, considering our Board as a group, and the personality and other qualities of each director, as these may ultimately determine the Board dynamic. The Nominating and Corporate Governance Committee will also consider whether the performance of any candidate is likely to be adversely impacted by excessive time commitments, such as service on other boards.
Once appointed to the Board, as set out in our Corporate Governance Guidelines, directors must notify the Nominating and Corporate Governance Committee upon a change in principal occupation or business association, prior to accepting another directorship, or upon becoming aware of circumstances that may adversely reflect upon such director, any other director, or the Company, so that the potential for conflicts or other factors compromising the director's ability to perform his or her duties may be fully assessed.
Shareholders may nominate an individual for election to the Board by way of a shareholder proposal in accordance with the provisions of the CBCA. The Company must receive such a proposal during the 60-day period between January 18, 2026 and March 19, 2026. The Company has adopted an advance notice by-law that provides that shareholders seeking to nominate candidates for election as directors must provide timely written notice to our Corporate Secretary. The Company believes that the current statutory rights provided to shareholders adequately address the rights of shareholders to nominate directors.
Code of Ethics, Governance Guidelines and Committee Charters
We have adopted a Code of Conduct applicable to all of our directors, officers, employees, consultants, and contractors including our CEO, CFO, controller or principal accounting officer, or other persons performing similar functions, which is a "code" under NI 58-101 and a "code of ethics" as defined by applicable SEC rules. The Code of Conduct sets out our fundamental values and standards of behavior that are expected from our directors, officers, employees, consultants, and contractors with respect to all aspects of our business. The objective of the Code of Conduct is to provide guidelines for maintaining our integrity, reputation and honesty with a goal of honoring others' trust in Shopify at all times. The full text of the Code of Conduct is posted on our website at shopifyinvestors.com/Governance and is filed with Canadian securities regulators.
If we grant any waivers from any provision of the Code of Conduct, including any implicit waiver, we will disclose the nature of such waiver on our website to the extent required by the rules and regulations of the SEC and the Canadian Securities Administrators. To date, no such waiver has been granted. We will post any amendments to the Shopify Code of Conduct required to be disclosed under the rules of the SEC or listing standards of the Nasdaq at that location.
Insider Trading Policies and Procedures
The Company has insider trading policies and procedures (the "Insider Trading Policy") that govern the purchase, sale and other dispositions of its securities by directors, officers, employees and contractors, as well as by the Company itself. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to the Original Filing.
Item 11: Executive Compensation
As a foreign private issuer in the United States, we are deemed to comply with this Item if we provide information required by Items 6.B and 6.E.2 of Form 20-F, with more detailed information provided if otherwise made publicly available or required to be disclosed in Canada. We have provided information required by Items 6.B and 6.E.2 of Form 20-F in the Circular. As a foreign private issuer in the United States we are not required to disclose executive compensation according to the requirements of Regulation S-K that apply to U.S. domestic issuers, and we are not otherwise required to adhere to the U.S. requirements relative to certain other proxy disclosures and requirements. Our executive compensation disclosure complies with Canadian requirements, which are, in many respects, substantially similar to U.S. rules.
Compensation and Talent Management Committee Interlocks and Insider Participation
None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or Compensation and Talent Management Committee.
Compensation Discussion and Analysis
This section provides an overview of our executive compensation philosophy, objectives, policies, and practices that apply to the compensation paid to our named executive officers ("Named Executive Officers" or "NEOs"), including our Chief Executive Officer and Chief Financial Officer. In this section, we also describe the key factors considered in making executive compensation decisions in 2024 and how these decisions align with our strategy. Our Named Executive Officers for the year ended December 31, 2024, were:

Tobias Lütke	Chief Executive Officer & Head of R&D
Jeff Hoffmeister	Chief Financial Officer
Kasra Nejatian	Chief Operating Officer & VP Product
Jessica Hertz	General Counsel
Harley Finkelstein	President

Executive Compensation Philosophy
At Shopify, we’re building a 100-year company. To support this vision, we employ a long-term approach to executive compensation that aligns our executives’ interests with those of our shareholders. We firmly believe that this not only incentivizes strong, sustained performance but also promotes retention of our world-class leadership team. We believe motivating and retaining a highly talented team of executives who are innovative and dedicated to their craft in service of our merchants is a key factor of Shopify’s long-term success.
We continually evaluate our executive compensation program as the company evolves. In 2024, we introduced a new structure to the long-term incentive component of our executive compensation program through annual "boxcar" equity grants. These equity grants are made years in advance with a cliff vesting schedule and avoid overlapping vesting periods (which we used prior to 2024) to provide a clearer and more predictable equity distribution over time. The structure of these awards is designed to retain talent, drive achievement of Shopify’s mission and foster a culture of long-term success. For a detailed description of the "boxcar" equity grants and cliff vesting schedule, please see the information under the heading "Long-Term Incentive Compensation" in this Amendment No. 1 on Form 10-K/A.
2024 Business Highlights
2024 was another year of consistently strong growth for Shopify that, coupled with discipline and strategic decision-making, delivered improving profitable results. Key business highlights in 2024 include:

Strategy
Key elements of our strategy in 2024 included continuing to: grow our base of merchants, grow our merchants' revenue, expand our platform and introduce innovative solutions, grow and develop our ecosystem, expand our referral partner programs, and focus on building for the long term.

We consider our merchants' success to be one of the most powerful drivers of our business model. When our merchants grow their sales and become more successful, they typically consume more of our merchant solutions, upgrade to higher subscription plans and purchase additional apps.

Our mission is to make commerce better for everyone and we believe we can help merchants of all verticals and sizes, from aspirational entrepreneurs to high-volume enterprises, start, scale, and grow their businesses to thrive at any stage.

Growth
We have executed well on our growth strategy, as demonstrated by the consistent and strong expansion of revenue for the past several years. In 2024, we grew revenue by 26% to $8.9 billion and our millions of merchants in more than 175 countries generated $292 billion in gross merchandise volume ("GMV"), a 24% increase over the prior year. In 2024, we surpassed $1 trillion in cumulative GMV processed through Shopify and saw over 875 million unique online shoppers purchase from a Shopify brand. On the profitability side, we expanded our free cash flow[1] of $1.6 billion for 2024, attaining 18% free cash flow margin, up 500 basis points from 13% in 2023. Demonstrating our ability to deliver both growth and profitability at scale.

People & Culture
Shopify is a company designed for world-class crafters and we are intentionally building a culture and environment that empowers our talented people. We value employees who are merchant-obsessed and thrive on change. Teams at Shopify experiment, observe and iterate to make commerce better for everyone. In 2024, we launched “~Mastery” in support of talent growth and development. “~Mastery” is a talent system that is built for and rewards those who show up better to work every day on the continuous journey to improve their craft.

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

Innovation
Commerce is continually evolving, especially in response to new and emergent technologies. Shopify strives on behalf of its merchants to not just keep pace in a dynamic environment, but to bring to market new and better selling and buying experiences by leveraging what technology and connectivity have made possible. We are simplifying the user experience for smaller merchants, equipping them with new and innovative ways to compete, as well as for larger merchants seeking technology and support for higher volumes and global reach. Research and development at Shopify is focused on product management, product development, and product design to accomplish these goals.

Some of our 2024 product launches and business highlights include: rolling out tap-to-pay for Shopify POS to multiple additional countries; expanding availability of Shopify Campaigns to all Shopify plans; expanding Shop Cash and Shop Campaigns to Canada; integrating with YouTube Shopping in the United States; launching a new collaboration with Oracle for enterprise; becoming Roblox’s first commerce integration partner; launching our first AI-powered search integration with Perplexity; making our AI-enabled commerce assistant, Sidekick, available to all merchants in English; expanding our Shopify Payments offering through a partnership with PayPal; integrating Klarna into Shopify Payments as a local payment method for certain countries; expanding Shopify Tax to the United Kingdom and European Union; launching Shopify Balance for Plus; expanding POS Terminal to 8 additional countries; and integrating Shopify Payments into Shopify POS in France.

1	Free cash flow is a non-GAAP financial measure. Please refer to Annex A of this Amendment No. 1 on Form 10-K/A for more information.
For more information regarding our key business highlights for 2024, please refer to our annual consolidated financial statements for the year ended December 31, 2024, which includes Management's Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon and the related management's discussion and analysis, which are included with the Company's Original Filing, accessible on SEDAR+ at sedarplus.ca, on EDGAR at sec.gov and on our website at shopifyinvestors.com.

The above graph compares the total shareholder return on a $100 investment in Shopify's Class A subordinate voting shares to the same investment in the S&P 500 IT Index and the S&P/TSX Composite Index over the same period. The above graph shows how a $100 investment in Shopify on January 2, 2020, with a closing stock price of $40.78 on such date (on a pro-forma basis, after giving effect to the Share Split), would have grown to $260.73 on December 31, 2024, with a closing stock price of $106.33 on such date. The above graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Shopify Inc. under the Securities Act of 1933 (as amended) or the Exchange Act.
Compensation Objectives
Our executive compensation program is designed to achieve the following objectives:
•Align the financial interests of our executive officers with those of our shareholders by providing a majority of executive compensation in the form of long-term, equity-based incentives.
•Motivate our executive officers to drive long-term value and growth of our business while taking appropriate levels of risk.
•Provide market-competitive compensation opportunities to attract and retain experienced and high-performing executive officers whose knowledge, skills, and level of impact are critical to our success.
•Promote consistency and internal equity amongst our NEOs.
Our compensation program aims to ensure that the compensation we pay our executives, including our NEOs, is related to factors that influence shareholder value. In order to align the interests of our executives with those of Shopify and its shareholders, a substantial majority of the compensation paid to our executives is in the form of long-term, equity-based incentives, such that the overall value of compensation paid to our executives is largely determined by our stock price performance over the long-term. Therefore, there has been a strong correlation between the stock price trends shown in the stock performance graph above and the realized compensation levels our executives received during the same period. Stock price performance, however, is not the only indicator of the success of our leadership team, especially in the short term. Considerations that influence our executive compensation decisions include company operational and strategic performance, the nature of an individual's role, and individual performance and impact to our business.

Compensation Governance
Our Board has adopted a written charter for the Compensation and Talent Management Committee that establishes the Compensation and Talent Management Committee's purpose and its responsibilities with respect to executive compensation. This charter provides that the Compensation and Talent Management Committee shall, among other things, assist the Board in its oversight of executive compensation, management development and succession, Board member compensation, executive compensation governance and disclosures, and human capital management. The full text of the charter can be found at shopifyinvestors.com.
Our Compensation and Talent Management Committee currently consists of Gail Goodman (Chair), Robert Ashe and Fidji Simo. Each of these directors is considered by the Board to be independent. For more information on the skills and experience of our continuing Compensation and Talent Management Committee members, please see their biographies in Item 10 of this Amendment No. 1 on Form 10-K/A.
The Compensation and Talent Management Committee holistically determines the total compensation for each NEO. A Named Executive Officer's impact and the related compensation package are not determined based on a formulaic approach or quantifiable weighting. The Compensation and Talent Management Committee believes executive pay decisions require consideration of a multitude of relevant factors that may vary from year to year. These factors include, but are not limited to, the performance of each executive including the impact and criticality of each executive to Shopify’s strategy and mission; relative scope and complexity of each executive’s role; market data developed by its independent compensation consulting firm; the individual's existing equity holdings, internal pay parity considerations amongst the NEOs, and recommendations from its independent compensation consulting firm as well as from the CEO (other than with respect to his own compensation). For example, in determining Mr. Lütke’s 2024 compensation, the Compensation and Talent Management Committee considered numerous factors including Mr. Lütke’s outstanding leadership, Shopify's continued growth and innovation as detailed under the heading "2024 Business Highlights" above, the competitiveness of his annual compensation against peers within the comparator group discussed below, and his performance in light of his goals for the year.
The Compensation and Talent Management Committee retains Compensia, an independent compensation consulting firm, to advise the Compensation and Talent Management Committee on executive and Board compensation and related governance matters. Compensia advises on the compensation comparator group for use in executive and Board compensation benchmarking, conducts executive and Board compensation assessments against the compensation comparator group, assists in reviewing the Company's equity program design and strategies, and assists in assessing the competitiveness and design of the executive and board compensation arrangements recommended by the Compensation and Talent Management Committee. Compensia was originally retained by the Compensation and Talent Management Committee in 2017.
Executive Compensation-related Fees
For the services rendered in 2024, aggregate professional service fees paid to Compensia were $166,402. Compensia did not provide any services to Shopify other than directly to the Compensation and Talent Management Committee or as approved and overseen by the Compensation and Talent Management Committee.

Year	Consulting Firm	Executive Compensation Consulting-related Fees ($)	All Other Fees	Total Fees ($)
2024	Compensia	166,402	—	166,402
2023	Compensia	188,960	—	188,960
Comparator Group
The fiscal year 2024 compensation comparator group was developed in 2023 by Compensia and reviewed and approved by our Compensation and Talent Management Committee. Generally, the comparator group consisted of public technology companies identified as similar in industry, business focus, stage or labor competitors with comparable revenue, revenue growth, market capitalization, and employee populations to Shopify.
The comparator group that was used to inform compensation decisions in terms of level of pay and pay mix for our executives, including our NEOs, for 2024 consisted of the following companies:

Adobe Inc. Airbnb Inc. Atlassian Corporation PLC Autodesk Inc. Block Inc. CrowdStrike Holdings Inc. Doordash Inc.	Fortinet Inc. Intuit Inc. Palo Alto Networks Inc. Pinterest Inc. ServiceNow Inc. Snap Inc. Snowflake Inc.	Splunk Inc. Twilio Inc. Uber Technologies Inc. Veeva Systems Inc. Workday Inc. Zoom Video Communications Inc.
The Compensation and Talent Management Committee reviews the comparator group and makes adjustments on at least an annual basis if changes in market position and company size or other company circumstances, including our own, suggest more representative comparator group companies.
In September 2024, the Compensation and Talent Management Committee revised the comparator group for 2025 to exclude Twilio and Zoom Video Communications Inc. due to size and value disparity and Splunk due to its acquisition.

Additions	Deletions
n/a	Splunk Inc. Twilio Inc. Zoom Video Communications Inc.
Flexible Compensation
In 2022, Shopify launched a new flexible compensation program ("Flex Comp"), which provides employees with a dollar-denominated annual compensation amount ("Wallet Value") that can be allocated between cash, stock options, and RSUs at the discretion of employees, subject to a minimum cash guardrail and certain other restrictions to ensure, among other things, compliance with applicable law. Individuals are also subject to minimum equity requirements depending on their job level. We built Flex Comp to define the future of compensation at Shopify, with a focus on three key elements:

Agency
Bringing agency to our people is a foundational principle of Flex Comp. Flex Comp provides employees with a Wallet Value that can be allocated between cash, stock options and RSUs at their discretion. This approach empowers employees to determine the mix of cash and equity awards that works best for them.

Clarity
The Flex Comp user interface, referred to internally as the "Rewards Wallet", lays out all aspects of an employee's compensation in one place, providing employees with a one-stop-shop for understanding pay.

Impact
Shopify is a mission-driven company, and everything we build is in support of this mission, including Flex Comp. An employee's Wallet Value will grow as they advance in their career and have a positive impact on Shopify's mission.

Flex Comp election windows open on a quarterly basis, giving employees periodic opportunities to adjust their compensation mix as their needs change. The portion of an employee's Wallet Value that is allocated to cash in a given election window starts being paid to the employee as part of their regular payroll schedule on the first day of the subsequent quarter. Similarly, the Wallet Value that is allocated towards RSUs and/or stock options in a given election window takes effect on the first day of the subsequent quarter. The NEOs may elect to allocate their Wallet Equity Awards (as defined below) to equity awards that vest in equal monthly installments over the course of the quarter or over a three-year vesting period.

Program Design
Our executive compensation program consisted of the following elements:

Component	Form	Description
Wallet Value	Cash, Stock Options and RSUs
As described under the heading entitled "Flexible Compensation" in this Amendment No. 1 on Form 10-K/A, the majority of our employees, including our NEOs (with the exception of Mr. Lütke), are provided with a dollar-denominated annual compensation amount, or "Wallet Value", that can be allocated between cash, stock options, and RSUs at their discretion.

In February 2024, the Compensation and Talent Management Committee approved compensation for the NEOs. For NEOs other than Mr. Lütke, the 2024 compensation included a Wallet Value of USD $1,000,000. For these NEOs, the portion of their Wallet Value that they allocated to cash in 2024 determined their base salary for the year.

Additionally, our NEOs can elect to receive RSUs and/or stock options to the extent they allocate a portion of their Wallet Value to equity awards ("Wallet Equity Awards"). The NEOs may elect to allocate their Wallet Equity Awards to awards that vest in equal monthly installments over the course of the quarter or awards over a 3-year vesting period.

Mr. Lütke does not participate in Flex Comp. In 2024, his base salary was maintained at CAD $1.

Long-Term Incentive	Stock Options and RSUs
Our NEOs generally receive an annual grant of equity awards ("Annual Equity Awards"), consisting of a combination of stock options and RSUs. Annual Equity Awards granted to our NEOs are based on consideration of:
•total compensation opportunity;
•talent attraction and retention;
•market competitiveness;
•recommendations from our CEO (other than with respect to his own compensation):
•individual performance and level of impact;
•changes in scope or breadth of role or responsibilities;
•existing equity award holdings (including the unvested portion of such awards);
•internal fairness;
•available equity plan funding/dilution limitations; and
•market practices related to aggregate equity dilution metrics, including burn rate and compensation expense.

For 2024, the annual equity awards granted to our NEOs (with the exception of Mr. Lütke) consisted of (i) an initial equity grant, which vests over a period of 2 years, and (ii) a boxcar equity grant, which has a 2-year cliff and vests monthly over 12 months beginning in the 3rd year after the initial grant. Together, equity vesting under the initial grant awarded in 2024 and equity vesting under equity grants awarded prior to 2024, is intended to provide NEOs with their target annual compensation level during the transition period (the 2-year period before their first boxcar grant vests). In future years, we expect to only award boxcar equity grants, subject to limited exceptions, such as when the scope of the responsibilities of our NEOs has increased. For a detailed description of the "boxcar" equity grants and cliff vesting schedule, please see the heading "Long-Term Incentive Compensation" in this Amendment No. 1 on Form 10-K/A.

Employee Benefits & Perks	Flexible vacation, benefits and perks
Benefits include health, dental, and life and disability insurance, as well as flexible vacation, paid parental leave, and an annual flex funds allowance. The same benefits are offered to all Shopify employees with minimal regional variability depending on the program.

Base Salary
In February 2024, the Compensation and Talent Management Committee approved compensation for the NEOs. For NEOs other than Mr. Lütke, the 2024 compensation included a Wallet Value of USD $1,000,000. Like any other Shopify employee participating in Flex Comp, our participating NEOs have the ability to allocate their Wallet Value between cash, stock options, and RSUs at their discretion. We believe this flexible approach to compensation is a differentiating feature of our compensation program and one that helps us attract and retain high-performing executives by allowing these individuals to tailor a portion of their compensation to suit their needs. For each of our participating NEOs, the portion of their Wallet Value allocated to cash in 2024 determined their base salary for the year.
Mr. Lütke does not participate in Flex Comp. For the fifth consecutive year, the Compensation and Talent Management Committee approved Mr. Lütke's request to receive a CAD $1 base salary. The remainder of his 2024 compensation was in the form of a long-term equity award, allocated between stock options (75%) and RSUs (25%), which reflects the strong belief of Mr. Lütke in the long-term performance of the Company, and the Board and Mr. Lütke's desire to drive alignment of his realized pay outcomes with the interests of our shareholders over the long term. For additional information on the equity awards granted to Mr. Lütke in 2024, please refer to the heading "2024 Annual Equity Awards" in this Amendment No. 1 on Form 10-K/A.
The table below sets forth the annual base salaries (in cash compensation) for our NEOs for fiscal year 2024.

Name	Effective Date	Base Salary ($US)(1)	Base Salary ($CAD)
Tobias Lütke	January 1, 2024	0.6950	1
Jeff Hoffmeister	January 1, 2024	1,000,000	1,438,900
Kasra Nejatian	January 1, 2024	800,000	1,151,120
Jessica Hertz	January 1, 2024	1,000,000	1,438,900
Harley Finkelstein	January 1, 2024	929,610	1,337,568

1	The amounts disclosed in respect of Messrs. Hoffmeister and Nejatian and Ms. Hertz reflect the amounts allocated by these individuals to cash in 2024 under the Flex Comp program. The amount disclosed in respect of Mr. Finkelstein reflects the amount allocated by Mr. Finkelstein to cash in 2024 under the Flex Comp program, converted to U.S. dollars using an exchange rate of C$1.00 = US$0.6950, which was the Bank of Canada average rate on December 31, 2024. The amount disclosed in respect of Mr. Lütke reflects Mr. Lütke's 2024 base salary amount converted to U.S. dollars using an exchange rate of C$1.00 = US$0.6950, which was the Bank of Canada average rate on December 31, 2024.
We do not provide any form of short-term incentives (performance bonuses or other incentives) to our executive officers, other than as part of Flex Comp. We believe that having a majority of our executive compensation tied to equity compensation aligns more closely with our business strategy and focus on long-term growth and innovation. We believe this structure promotes a focus on long-term retention and shareholder value creation.
Long-Term Incentive Compensation
We differentiate compensation levels among our executives, including our NEOs, through equity compensation. We believe that executive compensation should be designed so that a considerable amount of pay is at risk and correlated with the creation of shareholder value. This approach encourages our executives to adopt a long-term outlook, as the value they receive from their equity-based compensation depends on the Company's stock performance over several years. Additionally, by allocating a substantial portion of executive compensation to equity-based rewards, we align our executives' financial interests with those of our shareholders, allowing both groups to benefit from the sustained growth of our company and its stock price.
As described under the heading "Compensation Governance" in this Amendment No. 1 on Form 10-K/A, a wide-array of factors are taken into consideration by the Compensation and Talent Management Committee when determining equity compensation levels among our executives. These factors include, but are not limited to, the performance of each executive including the impact and criticality of each executive to Shopify’s strategy and mission; relative scope and complexity of each executive’s role; market data developed by its independent compensation consulting firm; the individual's existing equity holdings; internal pay parity considerations amongst the NEOs and recommendations from its independent compensation consulting firm, as well as from the CEO

(other than with respect to his own compensation). These decisions are made in a holistic manner, rather than using a formulaic or quantifiable approach.
In 2024, for Messrs. Hoffmeister and Finkelstein, and Ms. Hertz, we began leveraging the “boxcar” equity grant model as part of our long-term equity compensation which rewards executives for their contributions to Shopify’s long-term performance. Our executives do not receive value from their “boxcar” equity grants until two years after the grant has been awarded to them and vesting is contingent on continued service in an environment that demands and expects high performance. As the stock price increases, so does the value of the shares or options they will receive, incentivizing them to contribute to Shopify’s long-term success and performance. These awards are intended to be annual, recurring awards, which ensures our executives always have a competitive number of unvested shares ahead of them and thus, serve to retain our talented executive team. By adding these “boxcars” one at a time, we establish a clearer and more predictable distribution of equity grants over time, which contributes to consistency in our burn rate under our equity plans over time.

Year(1)
	1	2	3	4	5	6
Initial Grant	vesting over 2 years
Boxcar 1	granted start of year 1; no vesting		vesting in year 3
Boxcar 2		granted start of year 2; no vesting		vesting in year 4
Boxcar 3			granted start of year 3; no vesting		vesting in year 5
Boxcar 4				granted start of year 4; no vesting		vesting in year 6

1	This chart is for illustrative purposes only and does not represent any specific grant(s) to any executive officer(s).
In combination with their Wallet Value, the “boxcar” equity granted aligns the value of each executive's total granted compensation with their target annual compensation level, as determined by the Compensation and Talent Management Committee based on the factors described above.
We utilize time-based equity awards as a means of aligning the interests of our executives with those of our shareholders. We believe that time-based equity awards enable our executives to focus on executing long-term strategic initiatives, thereby benefiting our shareholders, while providing our executives with an appropriate level of incentives for performance and retention. We do not utilize performance-based equity compensation where vesting is contingent on achieving a specific metric or milestone within a defined performance period, as we believe this may encourage short-term and excessive focus on such metrics, which may come at the expense of other factors that ultimately drive long-term success.
The table below sets forth the equity awards granted to our NEOs for fiscal year 2024.

Name	Share-based Awards(1) ($)	Option-based Awards(2) ($)
Tobias Lütke(3)	37,500,076	112,500,007
Jeff Hoffmeister(3)	12,025,108	6,675,027
Kasra Nejatian(3)(4)	200,239	—
Jessica Hertz(3)	9,300,072	3,100,061
Harley Finkelstein(3)	7,285,407	4,587,539

1
The value of share-based awards shown for our NEOs are the grant date fair values for RSU awards granted under the LTIP, being equal to the number of units granted multiplied by the weighted average trading price per Class A subordinate voting share on the NYSE for the 5 trading days immediately preceding the grant date. This compensation has not actually been received by our NEOs and the actual value received may differ.

2
The value of option-based awards shown for our NEOs are the grant date fair values for stock option awards granted under the Stock Option Plan, being equal to the number of stock options granted multiplied by the Black-Scholes value of the options at the time of grant.

3
The amounts specified above for Mr. Lütke reflect Mr. Lütke's 2024 Annual Equity Award in the amount of $150,000,083, vesting over 5 years. The amounts specified above for Mr. Hoffmeister above reflect the 2024 Annual Equity Awards totaling $18,700,135. The amounts specified above for Mr. Nejatian reflect the 2024 Wallet Equity Awards totaling $200,239. The amounts specified above for Ms. Hertz reflect the 2024 Annual Equity Award in the amount of $12,400,133. The amounts specified above for Mr. Finkelstein reflect: (1) Mr. Finkelstein's 2024 Annual Equity Award in the amount of $11,850,130, and (2) Mr. Finkelstein's 2024 Wallet Equity Awards totaling $22,816.

4
As previously reported in December 2023, Mr. Nejatian received a $75,000,019 grant of RSUs and stock options in lieu of a 2024 Annual Equity Award. The RSUs granted to Mr. Nejatian vest according to the following schedule: 20% on the first anniversary of the grant date, 35% on the second anniversary of the grant date, and 45% on the third anniversary of the grant date. The stock options granted to Mr. Nejatian vest according to the following schedule: 50% on the fourth anniversary of the grant date and 50% on the fifth anniversary of the grant date.

2024 Annual Equity Awards
In February 2024, the Compensation and Talent Management Committee granted Annual Equity Awards to our NEOs (other than Mr. Nejatian, as he received a grant of RSUs and Stock Options in December 2023, satisfying the Annual Equity Award component of his 2024 compensation) after assessing whether each of them was properly incentivized and based on its review of the factors described under the heading "Program Design" in this Amendment No. 1 on Form 10-K/A.
In February 2024, the Compensation and Talent Management Committee approved the grant of an Annual Equity Award to Mr. Lütke. Twenty-five percent of the total award value was granted in the form of RSUs, while the remaining seventy-five percent was granted as stock options. The stock options feature a modified, back-loaded, 5-year vesting schedule, reflecting the Compensation and Talent Management Committee's strategic imperative to empower Mr. Lütke to focus on driving sustained performance and shareholder value over an extended timeframe. The vesting schedule and aggregate dollar value of Mr. Lütke's award was determined by the Compensation and Talent Management Committee after reviewing various factors, including the annual CEO pay level of our compensation comparator group. The RSUs granted to Mr. Lütke are scheduled to vest in quarterly installments over three years, with approximately 40% vesting during the third year after grant. The stock options granted to Mr. Lütke are scheduled to vest in quarterly installments over five years, with approximately 33% vesting over each of the fourth and fifth years after grant.
The table below sets forth the Annual Equity Awards granted to Mr. Lütke in February 2024.

Award	Vesting Start Date	Vesting Schedule	Value at Time of Grant ($)(1)(2)
Share-based	February 2024	Quarterly vesting over 36 months	37,500,076
Option-based	February 2024	Quarterly vesting over 60 months	112,500,007

1	The value of the share-based awards shown for Mr. Lütke are the grant date fair values for RSU awards granted under the LTIP, being equal to the number of share units granted multiplied by the weighted average trading price per Class A subordinate voting shares on the NYSE for the 5 trading days immediately preceding the grant date.
2	The value of option-based awards shown for Mr. Lütke are the grant date fair values for stock option awards granted under the Stock Option Plan, being equal to the number of stock options granted multiplied by the Black-Scholes value of the options at the time of grant.
The table below sets forth the Annual Equity Awards (initial equity awards and “boxcar” equity awards) granted to our NEOs (other than Mr. Lütke) for fiscal year 2024, and their vesting schedules. This table does not contain any values from Wallet Equity grants.

NEO	Vesting Start Date(1)	Vesting Schedule	Share-based Awards ($)(2)	Option-based Awards ($)(3)
Jeff Hoffmeister	February 2024	Monthly vesting over 24 months	8,025,053	2,675,013
	February 2026	Monthly vesting over 12 months	4,000,055	4,000,014
Kasra Nejatian(4)	n/a	n/a	n/a	n/a

Jessica Hertz	February 2024	Monthly vesting over 24 months	4,425,035	1,475,035
	February 2026	Monthly vesting over 12 months	4,875,037	1,625,027
Harley Finkelstein	February 2024	Monthly vesting over 24 months	4,012,566	1,337,528
	February 2026	Monthly vesting over 12 months	3,250,025	3,250,011

1	For Messrs. Hoffmeister and Finkelstein, and Ms. Hertz, the awards shown with a vesting start date of February 2026 represent their 2024 annual "boxcar" equity award.
2	The value of share-based awards shown for our NEOs are the grant date fair values for RSU awards granted under the LTIP, being equal to the number of share units granted multiplied by the weighted average trading price per Class A subordinate voting shares on the NYSE for the 5 trading days immediately preceding the grant date.
3	The value of option-based awards shown for our NEOs are the grant date fair values for stock option awards granted under the Stock Option Plan, being equal to the number of stock options granted multiplied by the Black-Scholes value of the options at the time of grant.
4	Mr. Nejatian received grants in December 2023, in lieu of the 2024 annual grants received by the rest of the NEOs.
In determining future equity grants for Mr. Lütke and the Company's other NEOs, the Compensation and Talent Management Committee will continue a comprehensive assessment, considering the existing equity holdings of each NEO, along with associated long-term incentives and retention strategies, among other factors. The overarching aim is to maintain appropriate target compensation levels and foster retention among our NEOs.
Total 2024 Equity Awards
The table below sets forth the value of equity awards (including Annual Equity Awards as well as Wallet Equity Awards) granted to our NEOs in fiscal year 2024, as compared to the actual value realized in 2024, as well as the value of outstanding unvested RSUs and stock options as of December 31, 2024.

	Share-based Awards(1) ($US)			Option-based Awards(1) ($US)
Name	Value at Time of Grant	Value Realized in 2024(2)	Value of Unvested Outstanding RSUs(3)	Value at Time of Grant	Value Realized in 2024(2)	Value of Vested and Unvested Outstanding Options(4)
Tobias Lütke	37,500,076	11,126,692	34,802,447	112,500,007	—	69,692,394
Jeff Hoffmeister	12,025,108	3,580,923	11,066,507	6,675,027	—	4,135,099
Kasra Nejatian	200,239	173,075	45,935	—	—	—
Jessica Hertz	9,300,072	1,338,799	10,506,999	3,100,061	—	1,920,450
Harley Finkelstein	7,285,407	692,891	8,716,827	4,587,539	—	2,841,925

1	The value of share-based awards shown for our NEOs are the grant date fair values for RSU awards granted under the LTIP, being equal to the number of share units granted multiplied by the weighted average trading price per Class A subordinate voting shares on the NYSE for the 5 trading days immediately preceding the grant date.
The value of option-based awards shown for our NEOs are the grant date fair values for stock option awards granted under the Stock Option Plan, being equal to the number of stock options granted multiplied by the Black-Scholes value of the options at the time of grant.
2	Values are calculated based on the market price of Shopify's Class A subordinate voting shares on the NYSE on the transaction date of the vesting share units multiplied by the number of share units vesting. Values displayed reflect gross values before the deduction of taxes, fees and any other applicable withholdings.
3	Values are calculated based on the closing market price of Shopify's Class A subordinate voting shares on the NYSE on December 31, 2024, which was US$106.33.
4	Stock options are "in-the-money" if the market price of the shares covered by the stock options is greater than the exercise price. Values are calculated based on the closing market price of Shopify's Class A subordinate voting shares on the NYSE on December 31, 2024, which was US$106.33 Actual value realized will be the difference between the market price and the exercise price upon exercise of the options.

Compensation Risk Oversight
As part of the review of the compensation paid to our executives, our Compensation and Talent Management Committee considers the structure and design of our various compensation plans. We found that our compensation programs do not encourage excessive or unnecessary risk-taking. Overall, we found that there were no significant risks arising from Shopify's executive compensation programs that were reasonably likely to have a material adverse effect on the Company.

Balance between short- and long-term performance objectives	☑
We do not offer annual short-term incentives, other than as part of Flex Comp. We expect all employees to perform at a high level of impact. In addition to Flex Comp, we provide long-term incentives to our NEOs in the form of stock options and RSUs. While we take into account both short-term and individual performance, we want our primary focus to be on the long-term growth of Shopify.

Preservation of discretion	☑
The Compensation and Talent Management Committee has the ability to apply its discretion in determining the Wallet Value (a dollar-denominated annual compensation amount under the Flex Comp program) as well as any long-term incentives granted to our NEOs.

External independent advice	☑
The Compensation and Talent Management Committee has retained an independent compensation advisor to deliver independent advice on executive compensation and related matters. The majority of our Board (and 100% of the Compensation and Talent Management Committee) is independent.

Stress testing and predictive modeling of equity program	☑	Equity plan outcomes are stress tested to ensure appropriate pay and performance alignment and retention. Predictive modeling of equity programs is reviewed on a regular basis.
Vesting of equity awards	☑
Annual Equity Awards granted in 2024 vest over an extended period. For additional information, please refer to the heading "2024 Annual Equity Awards" in this Amendment No. 1 on Form 10-K/A. Wallet Equity Awards elected through the Flex Comp program vest on a monthly basis over the course of a quarter. Beginning in 2024, Shopify employees who participate in Flex Comp were provided the ability to further customize their compensation by allocating a portion of their Wallet Value towards RSUs and/or stock options that vest in equal monthly installments over a 3-year vesting period.

No hedging	☑
All Shopify directors, officers, and employees are prohibited from purchasing financial instruments designed to hedge or offset a decrease in the market value of Shopify securities, may not buy Shopify securities on margin, and are strongly discouraged from using Shopify securities as collateral for loans.

Regular monitoring of market practice/investor outreach	☑
The Compensation and Talent Management Committee reviews and considers evolving best compensation governance practices and policies. In 2024, at our annual meeting of shareholders, Shopify presented a non-binding advisory vote on the Board of Director's approach to executive compensation ("Say on Pay") as part of our process of shareholder engagement. 69.18% of the votes cast were in favor of the resolution. Shopify is presenting a Say on Pay vote again this year. We value feedback from our shareholders on our executive compensation program and corporate governance policies and welcome input, as it impacts our decision-making. In 2024, we met with shareholders in advance of the annual general and special meeting of shareholders as well as in the latter half of the year to receive shareholder feedback. We also provided additional outreach opportunities to our top shareholders to discuss governance matters including compensation design. Shareholder feedback is provided to and discussed by the Compensation and Talent Management Committee, as applicable, including on topics such as incentive structures for talent attraction and retention. We believe that ongoing engagement builds mutual trust with our shareholders and will continue to monitor feedback from our shareholders and may solicit outreach on our programs, as appropriate and factor such input into our compensation philosophy and decision-making. After considering the feedback shared in the 2024 engagements, the Company has provided additional details on the structure of executive compensation grants (explaining in detail the annual "boxcar" equity grants and related vesting structure) and the process by which the Compensation and Talent Management Committee reviews and assesses such grants.

Clawback policy	☑
Shopify maintains a clawback policy (the "Clawback Policy") providing for the recovery of incentive-based compensation erroneously awarded to any executive officer during the previous 3 fiscal years if Shopify is required to prepare an accounting restatement due to material non-compliance with any financial reporting requirement under securities laws. Subject to limited exceptions, the amount subject to recovery under the Clawback Policy is equal to the excess that the executive officer received over the amount that they would have otherwise been paid after taking into account the accounting restatement. The Clawback Policy applies to incentive-based compensation received on or after October 2, 2023.

1
The equity awards granted to Messrs. Lütke and Nejatian, satisfying the Annual Equity Award component of their 2024 compensation, vest over an extended period. For additional information on the equity awards granted to Messrs. Lütke and Nejatian, please refer to the heading "2024 Annual Equity Awards" in this Amendment No. 1 on Form 10-K/A.

2024 Summary Compensation Table
The following table shows the amount and type of compensation earned by our NEOs in 2024, 2023, and 2022, at December 31, 2024, 2023, and 2022.

Name and Principal Position	Year	Salary(1) ($)	Share- based Awards(2) ($)	Option- based Awards(3) ($)	Non-equity Incentive Plan Compensation(4) ($)		Pension Value(5) ($)	All Other Compensation(6) ($)	Total Compensation ($)
					Annual Incentive Plans ($)	Long-term Incentive Plans ($)
Tobias Lütke	2024	1	37,500,076	112,500,007	—	—	—	—	150,000,084
CEO & Head of R&D	2023	1	—	20,000,007	—	—	—	—	20,000,008
	2022	1	—	20,000,155	—	—	—	—	20,000,156
Jeff Hoffmeister	2024	1,000,000	12,025,108	6,675,027	—	—	—	—	19,700,135
CFO	2023	1,000,000	—	—	—	—	—	—	1,000,000
	2022	143,182	4,061,686	4,000,008	—	—	—	—	8,204,876
Kasra Nejatian	2024	800,000	200,239	—	—	—	—	—	1,000,239
COO & VP Product	2023	800,000	37,700,230	37,500,013	—	—	—	—	76,000,243
	2022	426,487	8,294,581	8,150,002	—	—	—	—	16,871,070
Jessica Hertz	2024	1,000,000	9,300,072	3,100,061	—	—	—	—	13,400,133
General Counsel	2023	900,000	5,975,097	1,975,017	—	—	—	—	8,850,114
	2022	550,000	4,175,581	1,375,263	—	—	—	—	6,100,844
Harley Finkelstein	2024	929,563	7,285,407	4,587,539	—	—	—	—	12,802,509
President	2023	969,763	4,912,050	1,625,013	—	—	—	—	7,506,826
	2022	664,470	5,009,852	5,000,267	—	—	—	—	10,674,589

1	All base salaries are paid to our NEOs in U.S. dollars, with the exception of Tobias Lütke and Harley Finkelstein, who are paid in Canadian dollars. The 2024 base salary amounts reported in the above table have been converted to U.S. dollars using an exchange rate of C$1.00 = US$0.6950, which was the Bank of Canada average rate on December 31, 2024. The 2023 base salary amounts reported in the above table have been converted to U.S. dollars using an exchange rate of C$1.00 = US$0.7561, which was the Bank of Canada average rate on December 29, 2023. The 2022 base salary amounts reported in the above table have been converted to U.S. dollars using an exchange rate of C$1.00 = US$0.7383, which was the Bank of Canada average rate on December 31, 2022. Mr. Finkelstein's reported salary in 2023 has been amended to reflect a retroactive payment of $251,468, which was made to Mr. Finkelstein in early 2024, representing a portion of his salary earned in 2023. This payment was converted to U.S. dollars using an exchange rate of C$1.00 = US$0.7561, which was the Bank of Canada average rate on December 29, 2023.
Mr. Lütke's base salary of CAD $1 per year was maintained in 2022, 2023, and 2024.
2	The value of share-based awards shown for our NEOs are the grant date fair values for RSU awards granted under the LTIP, being equal to the number of share units granted multiplied by the weighted average trading price per Class A subordinate voting shares on the NYSE for the 5 trading days immediately preceding the grant date. This compensation has not actually been received by our NEOs and the actual value received may differ.
3	The value of option-based awards shown for our NEOs are the grant date fair values for stock option awards granted under the Stock Option Plan, being equal to the number of stock options granted multiplied, as applicable, by $42.18 in 2024, either $22.75 or $39.26, in 2023, $20.68 or $30.41 in 2022.
These values were used both for the purposes of compensation (grant date fair value) and accounting value and were derived using the Black-Scholes methodology. The underlying assumptions used in fair-valuing the options were as follows:
2024 Grants: Date: February 22, 2024; share price: $80.20; expected dividend yield: nil; expected volatility: 66.04%; risk-free interest rate: 4.28%; expected option life: 3.86 years; fair value per stock option granted: $42.18.
2023 Grants: Date: March 9, 2023; share price: $42.48; expected dividend yield: nil; expected volatility: 67.39%; risk-free interest rate: 4.46%; expected option life: 3.86 years; fair value per stock option granted: $22.75. Date: December 14, 2023; share price: $72.60; expected dividend yield: nil; expected volatility: 68.46%; risk-free interest rate: 4.29%; expected option life: 3.87 years; fair value per stock option granted: $39.26.
2022 Grants: Date: February 24, 2022; share price: $69.56; expected dividend yield: nil; expected volatility: 57.89%; risk-free interest rate: 1.72%; expected option life: 3.64 years; fair value per stock option granted: $30.41. Date: December 9, 2022; share price: $40.42; expected dividend yield: nil; expected volatility: 64.81%; risk-free interest rate: 3.79%; expected option life: 3.82 years; fair value per stock option granted: $20.68.
This compensation has not actually been received by our NEOs and the actual value received, if any, may differ.
4	We do not currently offer non-equity incentive plan compensation.
5	We do not currently offer a deferred compensation plan or pension plan.

Outstanding Option-Based and Share-Based Awards

The following table indicates, for each of the NEOs, all option-based and share-based awards outstanding as of December 31, 2024.

	Option-based Awards				Share-based Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options(1) (#)	Option Exercise Price ($)	Option Expiration Date	Value of Unexercised in-the- money Options(2) ($)	Number of Shares or Units of Shares That Have Not Vested (#)	Market or Payout Value of Share- based Awards That Have Not Vested(3) ($)	Market or Payout Value of Vested Share-based Awards Not Paid Out or Distributed ($)
Tobias Lütke CEO & Head of R&D	1	46.56	March 2, 2030	60	327,306	34,802,447	—
	373,310	128.03	March 3, 2031	—	—	—	—
	657,770	69.56	February 24, 2032	24,186,861	—	—	—
	879,304	42.48	March 9, 2033	56,145,231	—	—	—
	2,667,141	80.20	February 22, 2034	69,692,394	—	—	—
Jeff Hoffmeister CFO	193,379	40.42	December 9, 2032	12,746,074	137,066	14,574,228	—
	158,251	80.20	February 22, 2034	4,135,099	—	—	—
Kasra Nejatian COO & VP Product	76,790	29.51	November 12, 2029	5,899,238	443,902	47,200,073	—
	38,200	93.81	November 13, 2030	478,226	—	—	—
	32,670	128.03	March 3, 2031	—	—	—	—
	228,350	156.10	November 15, 2031	—	—	—	—
	394,009	40.42	December 9, 2032	25,970,079	—	—	—
	955,171	72.60	December 14, 2033	32,217,918	—	—	—
Jessica Hertz General Counsel	45,230	69.56	February 24, 2032	1,663,152	161,876	17,212,302	—
	86,832	42.48	March 9, 2033	5,544,388	—	—	—
	73,496	80.20	February 22, 2034	1,920,450
Harley Finkelstein President	274,642	13.66	March 1, 2028	25,452,447	135,789	14,438,444	—
	237,020	18.04	February 25, 2029	20,926,970	—	—	—
	139,420	46.56	March 2, 2030	8,333,133	—	—	—
	60,670	128.03	March 3, 2031	—	—	—	—
	164,450	69.56	February 24, 2032	6,046,991	—	—	—
	71,444	42.48	March 9, 2033	4,561,835	—	—	—
	108,761	80.20	February 22, 2034	2,841,925	—	—	—

1
These stock options were granted under our Stock Option Plan and each such option is exercisable for one Class A subordinate voting share. For a description of the terms of stock options granted under our Stock Option Plan, see "Incentive Plans - Stock Option Plan" below.

2
Options are "in-the-money" if the market price of the shares covered by the options is greater than the option exercise price. Stock options are granted in U.S. dollars and the values for stock options reflected in the above table are calculated based on the difference between the closing price of Shopify's Class A subordinate voting shares on the NYSE on December 31, 2024, which was of $106.33, and the exercise price. Actual value realized will be the difference between the market price and the exercise price upon exercise of the options.

3
RSUs were granted under our LTIP and each unit vests as one Class A subordinate voting share. For a description of the terms of RSUs granted under our LTIP, see "Incentive Plans - Long Term Incentive Plan" below. Values are calculated based on the closing price of Shopify's Class A subordinate voting shares on the NYSE on December 31, 2024, which was $106.33.

Incentive Plan Awards - Value Vested or Earned During the Year

The following table indicates, for each NEO, the value of the option-based and share-based awards that were vested in accordance with their terms during the year ending December 31, 2024.

Name	Option-based Awards-Value Vested During the Year(1) ($)	Share-based Awards-Value Vested During the Year(2) ($)	Non-equity Incentive Plan Compensation Value Earned During the Year ($)
Tobias Lütke	15,679,566	11,126,692	—
Jeff Hoffmeister	2,737,578	6,216,579	—
Kasra Nejatian	5,506,804	18,729,910	—
Jessica Hertz	1,363,986	6,633,733	—
Harley Finkelstein	1,683,921	5,835,382	—

1	Represents the value of potential gains from options that vested during 2024. Values are calculated based on the difference between the closing price of Shopify's Class A subordinate voting shares on the NYSE on the vesting date and the exercise price. Actual value realized will be the difference between the market price and the exercise price upon exercise of the options.
2	Represents the actual value of realized gains resulting from RSUs that vested during 2024. Gains reflect the received sale price of Shopify's Class A subordinate shares on the NYSE on the vesting date.

Executive Employment Arrangements and Termination and Change in Control Benefits
We have entered into employment agreements with each of our NEOs, which are outlined below. We believe these arrangements help the NEOs maintain continued focus and dedication to their responsibilities in the best interests of Shopify.
Tobias Lütke
On October 15, 2010, we entered into an employment agreement with Mr. Lütke setting forth the terms and conditions of his employment as our CEO, which provided for his initial base salary and initial equity award, and which includes, among other things, provisions regarding confidentiality, non-competition and non-solicitation, as well as eligibility for our benefit plans. Mr. Lütke's agreement also provides that the vesting of any unvested equity awarded to Mr. Lütke will be accelerated in the event of a change in control of the Company. In addition, in the case of termination of employment other than for cause, Mr. Lütke's employment agreement provides that he is entitled to:
•a termination payment equal to a period of 12 months of base salary, plus 1 additional month of base salary for each complete calendar year of service performed by him, up to a maximum termination payment equal to a period of 18 months; and
•continued benefits for such period of time, and all eligible bonuses.
Mr. Lütke's agreement provides that, for purposes of calculating the applicable termination payment period, the first complete calendar year of service ended on September 30, 2011, with each subsequent complete calendar year of service ending on each anniversary of such date.
Jeff Hoffmeister
On September 15, 2022, we entered into an employment agreement with Mr. Hoffmeister setting forth the terms and conditions of his employment as our CFO, which provided for his initial base salary and initial equity award, and which includes, among other things, provisions regarding confidentiality, non-competition and non-solicitation, as well as eligibility for our benefit plans. In addition, Mr. Hoffmeister's agreement provides that he is entitled to:
•a termination payment equal to 12 months of base salary, plus 1 additional week of base salary for each complete year of service;
•a lump sum payment equal to the cost of 6 months of COBRA health benefit continuation coverage; and

•the acceleration of any unvested Stock Options or RSUs awarded to Mr. Hoffmeister in the event of either an involuntary termination by Shopify or resignation for good reason, solely as a result, and within 12 months after a change in control of the Company, dependent on the signing of a full release of all claims against Shopify.
Kasra Nejatian
On September 7, 2022, we entered into a new employment agreement with Mr. Nejatian setting forth the terms and conditions of his employment, which provided for his base salary and an equity award in connection with his new role as Chief Operating Officer, and which includes, among other things, provisions regarding confidentiality, non-competition and non-solicitation, as well as eligibility for our benefit plans. The agreement superseded Mr. Nejatian's previous employment agreement dated November 11, 2020. Mr. Nejatian's agreement provides that he is entitled to:
•a termination payment equal to a period of 12 months of base salary, plus 1 additional week of base salary for each year of service performed, in the case of termination of employment by Shopify without cause or resignation for good reason and dependent on the signing of a full release of all claims against Shopify; and
•the acceleration of any unvested Stock Options or RSUs awarded to Mr. Nejatian in the event of either an involuntary termination by Shopify or resignation for good reason, solely as a result, and within twelve months after a change in control of the Company, dependent on the signing of a full release of all claims against Shopify.
Jessica Hertz
On March 23, 2022, we entered into a new employment agreement with Ms. Hertz setting forth the terms and conditions of her employment, which provided for her base salary and an equity award in connection with her role as General Counsel, and which includes, among other things, provisions regarding confidentiality, non-competition and non-solicitation, as well as eligibility for our benefit plans. The agreement superseded Ms. Hertz's previous employment agreement dated October 5, 2021. Ms. Hertz's agreement provides that she is entitled to:
•in the case of termination of employment by Shopify without cause or resignation for good reason, a termination payment equal to a period of 12 months, plus 1 additional week of base salary for each year of service performed, as well as a lump sum payment equal to the cost of 6 months of COBRA health benefit continuation coverage, dependent on the signing of a full release of all claims against Shopify; and
•the acceleration of any unvested Stock Options or RSUs awarded to Ms. Hertz in the event of either an involuntary termination by Shopify or resignation for good reason, solely as a result, and within 12 months after a change in control of the Company, dependent on the signing of a full release of all claims against Shopify.
Harley Finkelstein
On February 24, 2020, we entered into an employment agreement with Mr. Finkelstein setting forth the terms and conditions of his employment as our President, which agreement superseded Mr. Finkelstein's prior employment agreement dated December 9, 2010. On October 17, 2023, Mr. Finkelstein's employment agreement was amended to reflect his relocation to Quebec. Mr. Finkelstein's employment agreement includes, among other things, provisions regarding base salary, equity awards, eligibility for our benefit plans, and confidentiality, non-competition and non-solicitation. Mr. Finkelstein's agreement provides that he is entitled to:
•a termination payment equal to 12 months of base salary, plus 1 additional week of base salary for each complete year of service performed, in the case of termination of employment by Shopify without cause or resignation for good reason, and dependent on the signing of a full release of all claims against Shopify; and
•the acceleration of any unvested Stock Options or RSUs awarded to Mr. Finkelstein in the event of either an involuntary termination by Shopify or resignation for good reason, solely as a result, and within 12 months after a change in control of the Company, dependent on the signing of a full release of all claims against Shopify.

The table below shows the incremental payments that would have been made to our NEOs under the terms of their employment agreements upon the occurrence of certain events, had they occurred on December 31, 2024.

Name and Principal Position	Event	Severance(1)($)	Option-based Awards(2) ($)	Share-based Awards(3) ($)	Total ($)
Tobias Lütke CEO & Head of R&D	Termination other than for cause	2	—	—	2
	Change in control(4)	2	90,455,663	34,802,447	125,258,112
Jeff Hoffmeister CFO	Termination other than for cause	1,038,462	—	—	1,038,462
	Change in control(5)	1,038,462	7,624,269	14,574,228	23,236,959
Kasra Nejatian COO & VP Product	Termination other than for cause	876,923	—	—	876,923
	Change in control(6)	876,923	36,113,430	47,200,073	84,190,426
Jessica Hertz General Counsel	Termination other than for cause	1,057,692	—	—	1,057,692
	Change in control(7)	1,057,692	4,085,227	17,212,302	22,355,221
Harley Finkelstein President	Termination other than for cause	2,465,500	—	—	2,465,500
	Change in control(8)	2,465,500	5,104,589	14,438,444	22,008,533

1	Severance payments are calculated based on the portion of an NEO's Wallet Value allocated to cash at the time of termination, which amount is paid in Canadian dollars for Messrs. Lütke and Finkelstein and U.S. dollars for the remaining NEOs. The severance amounts reported in the table above have been converted to U.S. dollars using an exchange rate of CAD $1.00 = US$0.6950, which was the Bank of Canada daily average rate on December 31, 2024.
2	The value of unvested option-based awards is calculated based on the closing price of our Class A subordinate voting shares on the NYSE on December 31, 2024, being $106.33.
3	The value of unvested share-based awards is calculated based on the closing price of our Class A subordinate voting shares on the NYSE on December 31, 2024, being $106.33.
4	Mr. Lütke's employment agreement provides that the vesting of any unvested equity awarded will be accelerated in the event of a change in control transaction.
5	Mr. Hoffmeister's employment agreement provides that the vesting of any unvested Stock Options or RSUs awarded will be accelerated in the event of either his termination of employment without cause or resignation for good reason, in each case, solely as a result of, and within 12 months after, a change in control transaction.
6	Mr. Nejatian's employment agreement provides that the vesting of any unvested Stock Options or RSUs awarded will be accelerated in the event of either his termination of employment without cause or resignation for good reason, in each case, solely as a result of, and within 12 months after, a change in control transaction.
7	Ms. Hertz's employment agreement provides that the vesting of any unvested Stock Options or RSUs awarded will be accelerated in the event of either his termination of employment without cause or resignation for good reason, in each case, solely as a result of, and within 12 months after, a change in control transaction.
8	Mr. Finkelstein's employment agreement provides that the vesting of any unvested Stock Options or RSUs awarded will be accelerated in the event of either his termination of employment without cause or resignation for good reason, in each case, solely as a result of, and within 12 months after, a change in control transaction.

Compensation of Directors
Pursuant to Shopify's Corporate Governance Guidelines, the form and amount of director compensation is reviewed at least annually by the Compensation and Talent Management Committee, which recommends changes to the Board for approval based on such review, when changes are determined advisable. The Board retains the ultimate authority to determine the form and amount of director compensation. The Compensation and Talent Management Committee reviews the magnitude and structure of director compensation on an annual basis to ensure the Company offers compensation that is:
•commensurate with the efforts we expect from our existing Board members;
•aligned with our shareholders' interests;
•competitive in our industry to attract the best possible candidates to our Board; and
•aligned with the practices of the same peer group used for executive compensation benchmarking.
Mr. Lütke, the Chair of our Board and our CEO, does not receive any additional compensation for his service as a director in accordance with our policy that executive officers or employees who are also directors do not receive additional compensation for their service as directors. For more information on Mr. Lütke's compensation during fiscal year 2024, please refer to the heading "Compensation Discussion and Analysis" in this Amendment No. 1 on Form 10-K/A.
In 2023, the Board, on recommendation from the Compensation and Talent Management Committee, approved the amounts set forth below for director compensation for fiscal year 2024. The amounts reflected modest increases over 2023, to align compensation levels with the Company's peer group and market practice.

Position	2024 Fees ($)
Annual Board Member Retainer	50,000
Audit Committee Chair	30,000
Compensation and Talent Management Committee Chair	22,500
Nominating and Corporate Governance Committee Chair	15,000
Audit Committee Member	15,000
Compensation and Talent Management Committee Member	12,500
Nominating and Corporate Governance Committee Member	7,500
In addition to the 2024 cash retainer fees, each non-employee director was entitled to receive an annual equity award with an intended grant date dollar value of approximately $300,000, which reflected an increase from $250,000 intended value in 2023. The Lead Independent Director also received an additional equity award valued at approximately $40,000, which reflected an increase from $30,000 intended value in 2023. These equity awards are made up of RSUs issued under the LTIP, and are subject to time-based vesting at a rate of 100% on the earlier of (i) June 1 of the year immediately following the grant or (ii) the annual meeting date of the year immediately following the grant. All new directors also receive a new hire equity award with an intended grant date value of approximately $400,000, unchanged from intended value in 2023. The new hire equity award is made up of RSUs issued under our LTIP and is subject to time-based vesting over three years, with 33.33% of such RSUs vesting on the first anniversary of the grant date, and the remaining RSUs vesting quarterly thereafter.
Mr. Mahendra-Rajah and Ms. Meservey, who were both elected to the Board on June 4, 2024, received their new hire and annual equity awards in the second quarter of 2024. Mr. Scott, who was appointed to the Board on July 15, 2024, received his new hire equity award in the third quarter of 2024. Mr. Heinemeier Hansson, who was appointed to the Board on November 19, 2024, received his new hire equity award in the fourth quarter of 2024.
Each member of our Board is entitled to reimbursement for reasonable travel and other expenses incurred when attending Board or committee meetings or otherwise in connection with their role as a director. Directors do not receive any payment for attending meetings.
Mr. Levine elected to relinquish his 2024 director compensation (including equity compensation), which he did in 2021, 2022, and 2023 as well. Messrs. Ashe, Heinemeier Hansson, Mahendra-Rajah, Scott, Shannan, and Taylor, and Ms. Meservey, elected to defer their cash compensation in 2024 by converting 100% of such compensation into DSUs.
The following table shows the compensation earned by each of our non-employee directors during 2024. Mr. Lütke, our CEO, does not appear in this table, as he does not receive any additional compensation for his services as a director.
Director Compensation Table

Director	Fee Earned(1)	Deferred Share Units(2)	Share-based Awards(3)	Option-based Awards(4)	Non-equity Incentive Plan Compensation(5)	Pension Value(6)	All Other Compensation	Total
	($)	($)	($)	($)	($)	($)	($)	($)
Robert Ashe	—	85,998	340,005	—	—	—	—	426,003
Gail Goodman	87,500	—	300,023	—	—	—	—	387,523
Jeremy Levine	—	—	—	—		—	—	—
Colleen Johnston(7)	76,902	—	300,023	—	—	—	—	376,925

Toby Shannan	—	47,610	300,023	—	—	—	—	347,633
Fidji Simo(8)	65,500	—	300,023	—	—	—	—	365,523
Bret Taylor(9)	21,311	10,006	—	—	—	—	—	31,317
Prashanth Mahendra-Rajah(10)	—	21,182	700,033	—	—	—	—	721,215
Lulu Cheng Meservey(10)	—	16,251	700,033	—	—	—	—	716,284
Kevin Scott(11)	—	10,666	400,065	—	—	—	—	410,731
David Heinemeier Hansson(11)	—	—	400,109	—	—	—	—	400,109

1	Mr. Levine declined fees in 2024.
2	Messrs. Ashe, Shannan, Taylor, Mahendra-Rajah, Scott, and Heinemeier Hansson, and Ms. Meservey, elected to defer their cash compensation in 2024 by converting 100% of such compensation into DSUs.
3
Mr. Levine declined equity compensation awards in 2024. The value of share-based awards shown for the other directors is the grant date fair value for RSU awards granted under the LTIP, being equal to the number of share units granted multiplied by the weighted average trading price per Class A subordinate voting share on the NYSE for the 5 trading days immediately preceding the grant date. This compensation has not actually been received by the directors, and the actual value received will differ.

4	We do not currently offer option-based awards to our directors (Mr. Lütke receives option-based awards in his capacity as an officer of the Company).
5	We do not currently offer non-equity incentive plan compensation to our directors.
6	We do not currently offer a pension plan to our directors.
7	Ms. Johnston resigned from the Board on November 19, 2024 and is no longer a member of the Board.
8	Ms. Simo received a retro payment of $3,000 during the first quarter of 2024, representing 2 quarters of missing payments from 2023 service completed as a committee member.
9	Mr. Taylor did not stand for re-election to the Board at the Company's annual meeting of shareholders in June 2024 and is no longer a member of the Board.
10	Mr. Mahendra-Rajah and Ms. Meservey, who were both elected to the Board on June 4, 2024, received their new hire and annual equity awards in 2024.
11	Messrs. Scott and Heinemeier Hansson, who were appointed to the Board on July 15, 2024, and November 19, 2024, respectively, received their new hire equity award in 2024.

Outstanding Option-Based and Share-Based Awards
The following table indicates, for each of the directors except for Mr. Lütke, all option-based and share-based awards outstanding as of December 31, 2024. Annual equity awards granted to our directors are subject to time-based vesting at a rate of 100% on the earlier of (1) June 1 of the year immediately following the grant or (2) the annual meeting date of the year immediately following the grant. New hire equity awards granted to our directors are subject to time-based vesting at a rate of 33.33% on the first anniversary of the vesting start date, with the remainder vesting in equal quarterly installments over the next 2 years.

Director(1)	Option-Based Awards				Share-Based Awards
	Number of Securities Underlying Unexercised Options(2)	Option Exercise Price	Option Expiration Date	Value of Unexercised In-The- Money Options(3)	Number of Shares or Units of Shares That Have Not Vested	Market or Payout Value of Share- based Awards That Have Not Vested(4)	Market or Payout Value of Vested Share-based Awards Not Paid Out or Distributed (4)
	(#)	($)		($)	(#)	($)	($)
Rob Ashe	16,240	13.77	May 10, 2028	1,503,142	12,037	1,279,870	—
	—	—	—	—	5,434	577,797	—
Gail Goodman	41,430	3.97	November 16, 2026	4,240,692	4,795	509,852	—
	12,470	9.83	November 15, 2027	1,203,305	—	—	—
	14,120	13.77	May 10, 2028	1,306,919	—	—	—
Colleen Johnston	—	—	—	—	—	—	—
Jeremy Levine	—	—	—	—	—	—	—
Toby Shannan	—	—	—	—	1,077	114,517	—
	—	—	—	—	8,719	927,065	—

Fidji Simo	—	—	—	—	1,037	110,249	—
	—	—	—	—	5275	560,891	—
Prashanth Mahendra-Rajah	—	—	—	—	211	22,436	—
	—	—	—	—	11,188	1,189,620	—
Lulu Cheng Meservey	—	—	—	—	162	17,225	—
	—	—	—	—	11,188	1,189,620	—
Kevin Scott	—	—	—	—	92	9,782	—
	—	—	—	—	5,793	615,970	—
David Heinemeier Hansson	—	—	—	—	3,451	366,945	—

1	Information on option-based and share-based awards held by Mr. Lütke is reflected in the NEO Outstanding Option-Based and Share-Based Awards table.
2
Stock options were granted under our current Stock Option Plan and each such option is exercisable for one Class A subordinate voting share. For a description of the terms of stock options granted under our Stock Option Plan, see "Incentive Plans - Stock Option Plan" below.

3
Values are calculated based on the difference between closing market price of Shopify's Class A subordinate voting shares on the NYSE on December 31, 2024, which was of $106.33, and the exercise price.

4	Value is calculated based on the closing market price of Shopify's Class A subordinate voting shares on NYSE on December 31, 2024, which was $106.33.
Incentive Plan Awards - Value Vested or Earned During the Year
The following table indicates, for each of the directors, except for Mr. Lütke, who hold incentive plan awards, a summary of the value of the option-based and share-based awards that vested in accordance with their terms during the year ending December 31, 2024. Messrs. Mahendra-Rajah, Scott, and Heinemeier Hansson, and Ms. Meservey, had no option-based or share-based awards vest during the year ended December 31, 2024.

Director(1)	Option-based Awards-Value Vested During the Year(2) ($)	Share-based Awards-Value Vested During the Year(3) ($)
Robert Ashe	—	251,066
Gail Goodman	—	224,238
Jeremy Levine	—	—
Colleen Johnston	—	548,606
Toby Shannan	—	651,286
Fidji Simo	—	376,388
Bret Taylor	—	247,982
Prashanth Mahendra-Rajah	—	—
Lulu Cheng Meservey	—	—
Kevin Scott	—	—
David Heinemeier Hansson	—	—

1	Information on incentive plan awards held by Mr. Lütke is reflected in the NEO Incentive Plan Awards - Value Vested or Earned During the Year table.
2	Values are calculated based on the difference between closing market price of Shopify's Class A subordinate voting shares on the NYSE on the vesting date and the exercise price.
3	Values are calculated based on the number of units vested and the actual realized sale price of Shopify's Class A subordinate shares on the NYSE on the vesting date.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Principal Shareholders
The Company has three classes of shares currently issued and outstanding: (i) Class A subordinate voting shares, (ii) Class B restricted voting shares, and (iii) the Founder Share.
The Class B restricted voting shares can be converted at any time at the option of the holder into Class A subordinate voting shares on a 1:1 basis. The Founder Share provides a variable number of votes that represent, when combined with the votes attached to certain other voting shares of the Company beneficially owned or controlled by Mr. Tobias Lütke, his immediate family and affiliates, at least 40% of the aggregate voting power attached to all of the Company’s outstanding voting shares, provided that such variable number of votes does not cause the aggregate voting power of Mr. Tobias Lütke and his immediate family and affiliates to exceed 49.9% of the aggregate voting power attached to all of the Company’s outstanding voting shares.
As at April 7, 2025, 1,217,781,463 Class A subordinate voting shares, 79,265,812 Class B restricted voting shares, one Founder Share and no preferred shares were issued and outstanding. The Class A subordinate voting shares represent 93.89% of the total issued and outstanding shares and 59.83% of the aggregate voting power attached to all of the Company's outstanding voting shares. The Class B restricted voting shares represent 6.11% of the total issued and outstanding shares and 38.94% of the aggregate voting power attached to all of the Company's outstanding voting shares. The Founder Share represents a de minimis percentage of the total issued and outstanding shares and 1.23% of the aggregate voting power attached to all of the Company's outstanding voting shares.
As at April 7, 2025, the only person or entity who, to the knowledge of the directors and executive officers of the Company, directly or indirectly beneficially owns or exercises control or direction over more than 5% of any class of shares of the Company, is the Company's CEO, Tobias Lütke. The approximate number of shares owned, controlled or directed by Mr. Lütke, together with the percentage of the class of shares so owned, controlled or directed as at April 7, 2025, is set forth in the table below.

Class of Shares	Number of Shares Owned, Controlled or Directed	Percentage of Outstanding Class Owned, Controlled or Directed	Percentage of Votes Attaching to all Outstanding Shares Owned, Controlled or Directed
Class A Subordinate Voting Shares	631,611(1)	0.05%	0.03%
Class B Restricted Voting Shares	78,918,520(2)	99.56%	38.77%
Founder Share(3)	1	100%	1.23%
Aggregate voting power attached to all of the Company's outstanding voting shares			40.03%

1
Consists of 335,442 Class A subordinate voting shares held by 7910240 Canada Inc., which Mr. Lütke is deemed to beneficially own and 296,169 Class A subordinate voting shares held directly by Mr. Lütke.

2
Consists of 67,298,750 Class B restricted voting shares held by 7910240 Canada Inc., which Mr. Lütke is deemed to beneficially own, and 11,619,770 Class B restricted voting shares held directly by Mr. Lütke.

3	The Founder Share provides a variable number of votes and takes into account the number of Class B restricted voting shares held directly or indirectly by Mr. Lütke.
Security Ownership of Certain Beneficial Owners and Management
The table below sets forth the class, number and percentage of outstanding shares of the Company beneficially owned by each of our directors, director nominees and executive officers, all of our directors and executive officers as a group, and each person or entity known by us to be the beneficial owner of more than 5% of our outstanding shares, as of April 7, 2025. The number of shares beneficially owned by each person is determined under applicable SEC rules. Unless otherwise indicated below, to our knowledge, based on the information furnished to us, the persons named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned as of April 7, 2025. We deemed shares of the Company that the person has the right to acquire within 60 days, including RSUs that are expected to vest and settle within 60 days of April 7, 2025, and through the exercise of stock options within 60 days of April 7, 2025, to be outstanding and to be beneficially owned by such person for the purpose of computing the percentage ownership of that person. We did not deem these shares to be outstanding, however, for the purpose of computing the percentage ownership of any other person shown in the table. Unless otherwise indicated in the table, the address of each of the individuals below is c/o Shopify Inc., 151 O'Connor Street, Ground Floor, Ottawa, Ontario, Canada, K2P 2L8.

	Shares Beneficially Owned
	Class A subordinate voting shares		Class B restricted voting shares		Founder Share
Name of Beneficial Owner	Number (#)	Percent	Number (#)	Percent	Number (#)	Percent
Directors, Director Nominees and NEOs
Tobias Lütke(1)	1,937,361	*	78,918,520	99.56%	1	100%
Robert Ashe(2)	225,070	*	—	—	—	—
Lulu Cheng Meservey(3)	4,795	*	—	—	—	—
Gail Goodman(4)	142,876	*	—	—	—	—
David Heinemeier Hansson	—	—	—	—	—	—
Jeremy Levine(5)	720,520	*	—	—	—	—
Prashanth Mahendra-Rajah(6)	4,928	*	—	—	—	—
Joe Natale(7)	2,985	*	—	—	—	—
Kevin Scott	—	—	—	—	—	—
Toby Shannan(8)	269,946	*	—	—	—	—
Fidji Simo(9)	17,976	*	—	—	—	—
Harley Finkelstein(10)	754,608	*	—	—	—	—
Jessica Hertz(11)	152,662	*	—	—	—	—
Jeff Hoffmeister(12)	248,571	*	—	—	—	—
Kasra Nejatian(13)	917,609	*	—	—	—	—
All directors, director nominees and executive officers as a group (15 persons)	5,405,700	*	78,918,520	99.56%	1	100%

1
Consists of (i) 335,442 Class A subordinate voting shares held by 7910240 Canada Inc., which Mr. Lütke is deemed to beneficially own, (ii) 296,169 Class A subordinate voting shares held by Mr. Lütke, (iii) 1,204,002 Class A subordinate voting shares issuable upon the exercise of options held by Mr. Lütke, (iv) 66,679 Class A subordinate voting shares issuable upon the exercise of options vesting within 60 days of April 7, 2025, (v) 35,069 Class A subordinate voting shares issuable upon the settlement of RSUs vesting within 60 days of April 7, 2025, (vi) 67,298,750 Class B restricted voting shares held by 7910240 Canada Inc., which Mr. Lütke is deemed to beneficially own, and (vii) 11,619,770 Class B restricted voting shares held by Mr. Lütke. Mr. Lütke is the only person or entity known by us to be the beneficial owner of more than 5% of a class of our outstanding shares. See "Principal Shareholders" above for a detailed breakdown of his voting power.

2
Consists of (i) 203,396 Class A subordinate voting shares, (ii) 16,240 Class A subordinate voting shares issuable upon the exercise of options, and (iii) 5,434 Class A subordinate voting shares issuable upon the settlement of RSUs vesting within 60 days of April 7, 2025.

3	Consists of 4,795 Class A subordinate voting shares issuable upon the settlement of RSUs vesting within 60 days of April 7, 2025.
4
Consists of (i) 70,061 Class A subordinate voting shares, (ii) 68,020 Class A subordinate voting shares issuable upon the exercise of options, and (iii) 4,795 Class A subordinate voting shares issuable upon the settlement of RSUs vesting within 60 days of April 7, 2025.

5	Consists of 720,520 Class A subordinate voting shares.
6	Consists of (i) 133 Class A subordinate voting shares, and (ii) 4,795 Class A subordinate voting shares issuable upon the settlement of RSUs vesting within 60 days of April 7, 2025.
7	Consists of 2,985 Class A subordinate voting shares. Mr. Natale has been recommended by the Board as a director nominee and is standing for election at the Meeting.
8	Consists of (i) 265,151 Class A subordinate voting shares, and (ii) 4,795 Class A subordinate voting shares issuable upon the settlement of RSUs vesting within 60 days of April 7, 2025.
9	Consists of (i) 13,181 Class A subordinate voting shares, and (ii) 4,795 Class A subordinate voting shares issuable upon the settlement of RSUs vesting within 60 days of April 7, 2025.
10
Consists of (i) 4,324 Class A subordinate voting shares, (ii) 739,208 Class A subordinate voting shares issuable upon the exercise of options, (iii) 4,297 Class A subordinate voting shares issuable upon the exercise of options vesting within 60 days of April 7, 2025, and (iv) 6,779 Class A subordinate voting shares issuable upon the settlement of RSUs vesting within 60 days of April 7, 2025.

11
Consists of (i) 20,533 Class A subordinate voting shares, (ii) 119,773 Class A subordinate voting shares issuable upon the exercise of options, (iii) 4,801 Class A subordinate voting shares issuable upon the exercise of options vesting within 60 days of April 7, 2025, and (iv) 7,555 Class A subordinate voting shares issuable upon the settlement of RSUs vesting within 60 days of April 7, 2025.

12
Consists of (i) 52,918 Class A subordinate voting shares, (ii) 182,029 Class A subordinate voting shares issuable upon the exercise of options, (iii) 5,285 Class A subordinate voting shares issuable upon the exercise of options vesting within 60 days of April 7, 2025, and (iv) 8,339 Class A subordinate voting shares issuable upon the settlement of RSUs vesting within 60 days of April 7, 2025.

13
Consists of (i) 191,573 Class A subordinate voting shares, (ii) 725,693 Class A subordinate voting shares issuable upon the exercise of options, and (iii) 343 Class A subordinate voting shares issuable upon the settlement of RSUs vesting within 60 days of April 7, 2025.

*	Represents less than 1% of Class A subordinate voting shares outstanding.
Securities Authorized for Issuance Under Equity Compensation Plans
Equity Compensation Plan Information
The following table summarizes compensation plans under which our equity securities are authorized for issuance as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans(3)
	(#)	($)	(#)
Equity Compensation Plans Approved by Shareholders(1)
Legacy Option Plan(4)	14,340	1.07	—
Stock Option Plan(5)	14,535,048	64.92	see "Total"
LTIP(5)	5,151,069	—	see "Total"
Equity Compensation Plans Not Approved by Shareholders(1)
Deliverr Plan(6)	87,604	3.00	—
Total	19,788,061	n/a	410,925,035(7)

1
Each of the Legacy Option Plan, Stock Option Plan and LTIP were approved by shareholders at the Company's 2015 Annual General and Special Meeting. The Stock Option Plan and LTIP were further amended and restated and approved by shareholders at the Company's 2018, 2021 and 2024 Annual General and Special Meeting. The Deliverr Plan was assumed in connection with the Company's acquisition of Deliverr on July 8, 2022.

2	All outstanding options have an exercise price in U.S. dollars.
3
No additional options were granted under the Legacy Option Plan after our May 2015 IPO.

The number of Class A subordinate voting shares available for issuance, in the aggregate, under the Stock Option Plan and the LTIP are automatically increased on January 1 of each year, beginning on January 1, 2016 and ending on January 1, 2026, in an amount equal to 5% of the aggregate amount of outstanding Class A subordinate voting shares and Class B restricted voting shares on December 31 of the preceding calendar year, unless the Board determines to increase by a lesser percentage or not at all. Since 2016, the Board has annually approved the 5% increase.

4	Options issued under the Legacy Option Plan are exercisable for Class B restricted voting shares.
5
Options issued under the Stock Option Plan are exercisable for Class A subordinate voting shares. Each unit granted under the LTIP represents the right to receive 1 Class A subordinate voting share in accordance with the terms of the plan.

6	Options issued under the Deliverr Plan are exercisable for Class A subordinate voting shares. No post-acquisition options have been or will be granted under the Deliverr Plan.
7	64,729,007 additional securities were added on January 1, 2024, for a total of 475,654,042.
As of December 31, 2024, the maximum number of securities issuable under both the Stock Option Plan and the LTIP was 410,925,035 and the Class A subordinate voting shares issuable upon vesting or exercise of such securities, as applicable, represent in the aggregate 31.7% of the total Class A subordinate shares and Class B restricted voting shares issued and outstanding as of December 31, 2024.
Equity Plans
Our Board is responsible for administering our Stock Option Plan and LTIP, and the Compensation and Talent Management Committee makes recommendations to our Board in respect of matters relating to such plans. Our Stock Option Plan and LTIP were amended and restated in June 2024 in connection with the approval of these plans by our shareholders.
Our Board is also responsible for administering options and RSUs that were issued to employees of Deliverr, Inc. ("Deliverr") under the Deliverr, Inc. 2017 Stock Option and Grant Plan (the "Deliverr Plan"). Shopify assumed the

Deliverr Plan in connection with the acquisition of Deliverr on July 8, 2022 and, following such acquisition, no additional options or RSUs have been or will be granted under the Deliverr Plan. As of April 7, 2025, no RSUs issued under the Deliverr Plan remain outstanding. A copy of the Deliverr Plan is available on SEDAR+ at sedarplus.ca and EDGAR at sec.gov.
Summary of key terms of the Deliverr Plan:

Eligibility	The Deliverr Plan allowed for the grant of stock options, RSUs and other share-based awards (each, an "Award" and collectively, the "Awards") to eligible officers, employees, directors, consultants and other key persons of Deliverr or any subsidiary.
On July 8, 2022, Shopify acquired Deliverr by way of merger. Pursuant to the merger and subject to the exercise of a consent agreement, each unvested Deliverr stock option (each, a "Deliverr Option") and Deliverr RSU (each, a "Deliverr RSU") held by an individual who was employed by, or an independent contractor or consultant of, Deliverr immediately prior to the closing of the merger (each, a "Deliverr Continuing Employee") was cancelled and in exchange each Deliverr Continuing Employee received options (each, a "Deliverr Substitute Option") and RSUs (each, a "Deliverr Substitute RSU") exercisable for Class A subordinate voting shares of Shopify. The number of Class A subordinate voting shares subject to each Deliverr Substitute Option and Deliverr Substitute RSU was determined based on an exchange ratio calculated in accordance with the merger agreement (the "Deliverr Exchange Ratio"). Only Deliverr Continuing Employees received Deliverr Substitute Options and Deliverr Substitute RSUs. Following the merger, 2,243,973 Class A subordinate voting shares were issuable to Deliverr Continuing Employees on exercise of Deliverr Substitute Options and 1,234,327 Class A subordinate voting shares were issuable to Deliverr Continuing Employees on settlement of Deliverr Substitute RSUs. Following the merger, no additional stock options or RSUs have been or will be granted pursuant to the Deliverr Plan.
Vesting	The Deliverr Substitute Options generally vest in equal monthly installments over a period of 4 years.
The Deliverr Substitute RSUs generally vest in equal monthly installments over a period of either 2 or 4 years.
Expired / Cancelled / Forfeited Awards	None of the Class A subordinate voting shares covered by expired, cancelled or forfeited Awards will become available as Class A subordinate voting shares for the purposes of options or units that may be subsequently granted under any of the Company's other equity plans.
Option Exercise Price	The exercise price for each share of Deliverr common stock covered by a Deliverr Option was not less than 100% of the fair market value of the Deliverr common stock on the date of grant. The per share exercise price of each Deliverr Substitute Option was determined by dividing the per share exercise price of the applicable Deliverr Option by the Exchange Ratio. The fair market value of the Deliverr common stock was based on the reasonable application of a valuation method not inconsistent with Section 409A of the U.S. Internal Revenue Code of 1986, as amended.
Option Term	Each Deliverr Substitute Option has the same expiration date as its corresponding Deliverr Option. Each Deliverr Option had an exercise term commencing on the date of grant and terminating not later than 10 years from the date of grant.
Plan Adjustments	Appropriate adjustments will be made by our Board order to maintain Award holders' economic rights in respect of Deliverr Substitute Options and Deliverr Substitute RSUs in connection with a reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or similar corporate transaction. Such adjustments could include adjustments to the number and kind of securities reserved for issuance and delivery under the Deliverr Plan or adjustments to the exercise price of the Deliverr Substitute Options.

Termination (Options)	Subject to the individual award agreements, the following occurs to Deliverr Substitute Options upon a termination of service.
For cause: Forfeiture of all unvested options and, if provided in grant agreement, cancellation of all unexercised options as of date of termination.
Other than for cause (but excluding death or incapacity): Forfeiture of all unvested options, right to exercise vested options continues until 3 months after termination or on the expiration date of the award, whichever is earlier.
Death or incapacity: Forfeiture of all unvested options, right to exercise vested options continues until 12 months after termination or on the expiration date of the award, whichever is earlier.
Termination (RSUs)	Unless otherwise provided in an individual award agreement, unvested RSUs previously credited to the participant's account will terminate upon any termination of service.
Sale Event	In the event of a sale event, the outstanding Deliverr Substitute Options and unvested Deliverr Substitute RSUs will terminate unless assumed or unless such awards are "cashed out" based on the transaction price. In the event of a termination of awards in connection with a sale event, each holder of Deliverr Substitute Options shall be permitted to exercise all options which are then exercisable.
Assignment	Deliverr Substitute Options and Deliverr Substitute RSUs are generally not transferable. If provided for in the applicable grant agreement, Deliverr Substitute Options may be transferred as a gift to the holder's family, trusts for the benefit of family members or partnerships in which such family members are the only partners, provided the transferee agrees in writing to be bound by all terms and conditions of the Deliverr Plan.
As of December 31, 2024, there were no RSUs outstanding under the Deliverr Plan.
As of December 31, 2024, a total of 87,604 options were outstanding under the Deliverr Plan, and the Class A subordinate voting shares issuable upon exercise of such options represent in the aggregate: (i) less than 0.1% of the Class A subordinate voting shares issued and outstanding as of December 31, 2024, and (ii) less than 0.1% of the total Class A subordinate shares and Class B restricted voting shares collectively issued and outstanding as of December 31, 2024.
No additional RSUs or options were granted pursuant to the Deliverr Plan following the acquisition of Deliverr and no additional RSUs or options will be granted pursuant to the Deliverr Plan going forward.
Item 13: Certain Relationships and Related Transactions, and Director Independence
Founder Share
On June 7, 2022, the Company's shareholders approved an update to the Company's governance structure pursuant to a plan of arrangement (the "Arrangement"). Under the terms of the Arrangement, on June 9, 2022, the Company created a new class of share, designated as the Founder share, and issued such Founder share to Tobias Lütke. The Founder Share provides Mr. Lütke with a variable number of votes that represent, when combined with the votes attached to certain other voting shares of the Company beneficially owned or controlled by Mr. Lütke, his immediate family and affiliates, at least 40% of the aggregate voting power attached to all of the Company’s outstanding voting shares, provided that such variable number of votes does not cause the aggregate voting power of Mr. Tobias Lütke and his immediate family and affiliates to exceed 49.9% of the aggregate voting power attached to all of the Company’s outstanding voting shares.
Related Party Transactions
The Company has a commercial agreement with Flexport, Inc. ("Flexport"), a company in which it has an equity method investment. The Company earns a share of revenues for orders processed or otherwise sent through services provided by Shopify. The Company recognized $nil in revenue in the year ended December 31, 2024, related to this agreement. The Company recognized $4 million of expense in the consolidated statement of operations and comprehensive income (loss) and $11 million in "Other current assets" in the consolidated balance sheets related to this agreement. The Company commenced a separate agreement with Flexport to provide co-marketing services for the coordinated marketing of fulfillment-related products and services to current and prospective merchants. Previously, in December 2023, the Company made a separate investment in Flexport with the purchase of convertible notes of $260 million. In the year ended December 31, 2024, the Company recognized

$32 million of interest income related to the convertible notes, representing a fair value of $291 million as at December 31, 2024.
In 2024, the Company chartered a private aircraft that is wholly owned by Mr. Lütke and operated by an independent charter company for business travel. The Company paid amounts consistent with market rates for fuel and oil costs, crew and food and beverage costs, hangar and tie-down costs, landing fees, airport taxes, and similar assessments, and other costs incurred in planning for and operating the applicable flight in connection with business travel. In 2024, the Company paid approximately $1 million for business travel on such aircraft.
Related Party Procedures
Our Audit Committee is responsible for reviewing and approving or ratifying, if appropriate, all related-party transactions. As part of the review process, directors and executive officers complete questionnaires on an annual basis, which are designed to elicit information about potential related parties. In reviewing proposed transactions with a related party, the Audit Committee considers whether the terms of such transactions are fair and in the best interests of the Company and our shareholders. The Audit Committee considers each proposed transaction in light of the specific facts and circumstances presented, including but not limited to the related party’s relationship to the Company and interest in the transaction, the material facts of the proposed transaction, the rationale for the proposed transaction, and any other relevant information with the respect to the proposed transaction.
Under SEC rules, a related party transaction is a transaction in which the Company was or is to be a participant and the amount involved exceeds US$120,000, and in which any related person had or will have a direct or indirect material interest, and a “related person” means (i) a director, nominee director or executive officer of the Company; (ii) an immediate family member of a director, nominee director or executive officer, or (iii) a beneficial holder of greater than 5% of the Company’s shares or an immediate family member of such holder. Additionally, if a director or officer has a material interest in a transaction or agreement involving the Company, or otherwise identifies a potential personal conflict, they must declare the conflict or potential conflict. A director who has a material interest, conflict or potential conflict must abstain from voting on the matter at any Board meeting where it is being discussed or considered, which is consistent with the requirements of the CBCA.
Director Independence
Under Nasdaq listing standards, independent directors must comprise a majority of a listed company's board of directors. For purposes of Nasdaq rules, an independent director means a person who, in the opinion of our Board, has no relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Under National Instrument 58-101 - Disclosure of Governance Practices adopted by the Canadian Securities Administrators ("NI 58-101"), a director is considered to be independent if he or she is independent within the meaning of Section 1.4 of National Instrument 52-110-Audit Committees.
Pursuant to our Board Charter, our Board shall be comprised of a majority of independent directors within the meaning of the applicable listing standards of the Nasdaq and National Policy 58-201 - Corporate Governance Guidelines adopted by the Canadian Securities Administrators.
Our Board has undertaken a review of the independence of each existing and proposed director. Based on information provided by each director and director nominee concerning their background, employment and affiliations, our Board has determined that Messrs. Heinemeier Hansson, Levine, Mahendra-Rajah, Natale and Scott, and Mses. Goodman, Simo, and Meservey are "independent" as that term is defined under the listing standards of the Nasdaq and NI 58-101. In making this determination, our Board considered the current and prior relationships that each non-employee director and director nominee has with the Company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our shares by each such person. Mr. Lütke is not independent due to his role as the Company's Chief Executive Officer. Mr. Shannan is not independent by reason of him having served, within the last 3 years, as an executive officer of the Company.

Item 14: Principal Accounting Fees and Services
Auditor Service Fees
The aggregate amounts paid or accrued by the Company with respect to fees payable to PricewaterhouseCoopers LLP, the Independent Registered Public Accounting Firm of the Company, for audit (including separate audits of wholly-owned and non-wholly owned entities, financings, regulatory reporting requirements and SOX related services), audit-related, tax and other services in the years ended December 31, 2024 and 2023 were as follows (in millions):

Fees	Fiscal 2024 ($)	Fiscal 2023 ($)
Audit Fees	3.47	3.52
Audit-Related Fees	—	—
Tax Fees	0.15	0.07
All Other Fees	0.03	—
Total	3.65	3.59
Audit Fees
Audit fees relate to the audit of our annual consolidated financial statements, the review of our unaudited interim condensed consolidated financial statements, statutory audits of certain of our wholly-owned subsidiaries' financial statements, and services in connection with regulatory prospectus filings related to our 2024 short-form base shelf prospectus filed with the securities commissions in each of the provinces and territories in Canada, except Quebec, and the corresponding shelf registration statement on Form F-10 filed with the U.S. Securities and Exchange Commission.
Audit-Related Fees
Audit-related fees consist of aggregate fees for accounting consultations and other services that were reasonably related to the performance of audits or reviews of our consolidated financial statements and were not reported above under "Audit Fees".
Tax Fees
Tax fees relate to assistance with tax compliance, tax planning and various tax advisory services.
All Other Fees
Other fees are any additional amounts for products and services provided by the principal accountants other than the services reported above under "Audit Fees", "Audit-Related Fees" and "Tax Fees".
Audit Committee Pre-Approval Policies and Procedures
From time to time, management recommends to and requests approval from the Audit Committee for audit and non-audit services to be provided by the Company's independent registered public accounting firm. The Audit Committee considers such requests, if applicable, on a quarterly basis, and if acceptable, pre-approves such audit and non-audit services. During such deliberations, the Audit Committee assesses, among other factors, whether the services requested would be considered "prohibited services" as contemplated by the SEC, and whether the services requested and the fees related to such services could impair the independence of the Company's registered public accounting firm.
The Audit Committee considered and agreed that the fees paid to the Company's independent registered public accounting firm in the years ended December 31, 2024 and 2023 are compatible with maintaining the independence of the Company's registered public accounting firm. Since the implementation of the Audit Committee pre-approval process in November 2015, all audit and non-audit services rendered by our independent registered public accounting firm have been pre-approved by the Audit Committee.

Annex A
Non-GAAP Financial Measures
Shopify's annual consolidated financial statements are prepared and presented in accordance with U.S. GAAP. Certain measures in this Amendment No. 1 on Form 10-K/A do not have any standardized meaning as prescribed by U.S. GAAP and, therefore, are considered non-GAAP measures. Non-GAAP financial measures are not recognized measures for financial statement presentation under U.S. GAAP, do not have standardized meanings and may not be comparable to similar measures presented by other public companies.Such non-GAAP financial measures should be considered as a supplement to,and not as a substitute for, or superior to, the corresponding measures calculated in accordance with U.S. GAAP. This Amendment No. 1 on Form 10-K/A contains references to non-GAAP measures as described below.
Free Cash Flow
Free cash flow and free cash flow margin are non-GAAP financial measures. Free cash flow is calculated as cash flow from operations less capital expenditures, as shown in the table below. Shopify believes free cash flow and free cash flow margin provide useful information to help investors and others understand our operating results and the performance of our business in the same manner as management.
The following table illustrates how free cash flow is calculated in this Amendment No. 1 on Form 10-K/A (in millions):

	Years ended
	December 31, 2024	December 31, 2023
	($)	($)

Net cash provided by (used in) operating activities	1,616	944
less: capital expenditures(1)	(19)	(39)
Free cash flow	1,597	905
Revenue	8,880	7,060
Free cash flow margin	18%	13%

1	Capital expenditures is equivalent to the amount included in "purchases of property and equipment" on the Company's Consolidated Statement of Cash Flows for the reported period.

Part IV
Item 15: Exhibits and Financial Statement Schedules
Part IV (Item 15) of the Original Filing is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment No. 1 on Form 10-K/A:
b.    Exhibits:
The information required by this item is set forth in the Index to Exhibits that precedes the signature page of this Amendment No. 1 on Form 10-K/A.

Index to Exhibits	40
Reference is made to the "Index to Exhibits" below, which is hereby incorporated into this Item.

Index to Exhibits

Incorporated by Reference
No.	Exhibit Description	Filed or Furnished with this 10-K/A	Form	File No.	Exhibit	Date Filed
31.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X
*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 29, 2025
Shopify Inc.

/S/ Jeff Hoffmeister
Jeff Hoffmeister
Chief Financial Officer
(Principal Financial Officer)