Form 10-Q
period 2025-03-31
SHOPIFY INC.
filed 2025-05-08
CIK 1594805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
Form 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
___________________________
___________________________
Shopify Inc.
(Exact name of registrant as specified in its charter)
___________________________

Canada		001-37400	98-0486686
(State or other jurisdiction of incorporation or organization)		(Commission File Number)	(IRS Employer Identification No.)

151 O'Connor Street, Ground Floor			148 Lafayette Street
Ottawa,	Ontario		New York,	New York
Canada	K2P 2L8		USA	10012
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code: (613) 241-2828 x 1045
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Subordinate Voting Shares	SHOP	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No x
The registrant had 1,218,135,388 Class A Subordinate Voting Shares, 79,245,482 Class B Restricted Voting Shares and 1 Founder Share issued and outstanding as of May 2, 2025.

Shopify Inc.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements under the provisions of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the U.S. Securities Act of 1933 (as amended, the "Securities Act"), Section 21E of the U.S. Securities Exchange Act of 1934 (as amended, the "Exchange Act") and forward-looking information within the meaning of applicable Canadian securities legislation.
In some cases, you can identify forward-looking statements by terminology such as "enable", "may", "might", "will", "should", "assume", "could", "possible", "expects", "intends", "plans", "anticipates", "believes", "predicts", "potential", "continue", "become", "seek", "strive" or the negative of these terms or other similar words. Any forward-looking statements are based on our management’s perception of historic trends, current conditions and expected future developments, as well as other assumptions that management believes are appropriate in the circumstances. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking. In particular, forward-looking statements include, but are not limited to, statements about:
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
•our beliefs regarding future macroeconomic conditions and the impact on Shopify Inc. ("Shopify" or the "Company") and our merchants, including pressure from inflation and international trade risks and trade protection measures, such as the evolving impacts from tariffs or the imposition of or an increase in tariffs, trade wars, barriers or restrictions, or threats of such actions;
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
Factors that may cause actual results to differ materially from current expectations may include, but are not limited to, risks and uncertainties that are discussed in greater detail in Part I — Item 1A "Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), as well as in our condensed consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (“SEC”).
Although we believe that the plans, intentions, expectations, assumptions and strategies reflected in our forward-looking statements are reasonable, these statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from those implied or projected by the forward-looking statements. In addition, we operate in a highly competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. No forward-looking statement is a guarantee of future results. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.
The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as at the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. Therefore, these forward-looking statements do not represent our views as of any date other than the date of this Quarterly Report on Form 10-Q.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements (unaudited)

Shopify Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(Expressed in US $ millions, except share amounts)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	1,309	1,498
Marketable securities	4,205	3,981
Trade and other receivables, net	297	342
Loans and merchant cash advances, net	1,392	1,224
Other current assets	242	209
	7,445	7,254
Long-term assets
Property and equipment, net	46	47
Operating lease right-of-use assets, net	105	93
Intangible assets, net	39	22
Deferred tax assets	98	37
Other long-term assets	23	21
Long-term investments	894	709
Equity and other investments ($2,931 and $3,930, carried at fair value)	3,640	4,647
Equity method investment	619	642
Goodwill	491	452
	5,955	6,670
Total assets	13,400	13,924
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	776	737
Deferred revenue	295	283
Operating lease liabilities	19	18
Convertible senior notes	919	918
	2,009	1,956
Long-term liabilities
Deferred revenue	135	147
Operating lease liabilities	200	190
Deferred tax liabilities	5	73
	340	410
Contingencies (Note 11)
Shareholders’ equity
Common stock, unlimited Class A subordinate voting shares authorized, 1,217,812,992 and 1,215,229,233, issued and outstanding; unlimited Class B restricted voting shares authorized, 79,265,812 and 79,350,906 issued and outstanding; 1 Founder share authorized, 1 and 1 issued and outstanding	9,831	9,634
Additional paid-in capital	279	305
Accumulated other comprehensive loss	(6)	(10)
Accumulated surplus	947	1,629
Total shareholders’ equity	11,051	11,558
Total liabilities and shareholders’ equity	13,400	13,924
The accompanying notes are an integral part of these condensed consolidated financial statements.

Shopify Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)
(Expressed in US $ millions, except share and per share amounts)

	Three months ended
	March 31, 2025	March 31, 2024
Revenues
Subscription solutions	620	511
Merchant solutions	1,740	1,350
	2,360	1,861

Cost of revenues
Subscription solutions	123	95
Merchant solutions	1,068	809
	1,191	904

Gross profit	1,169	957

Operating expenses
Sales and marketing	405	361
Research and development	377	335
General and administrative	109	124
Transaction and loan losses	75	51
Total operating expenses	966	871
Income from operations	203	86

Other expense, net
Interest income	65	79
Net unrealized loss on equity and other investments	(1,021)	(373)
Net loss on equity method investment	(23)	(44)
Foreign exchange gain (loss)	6	(4)
Total other expense, net	(973)	(342)
Loss before income taxes	(770)	(256)
Recovery of (provision for) income taxes	88	(17)
Net loss	(682)	(273)

Net loss per share attributable to shareholders:
Basic	$(0.53)	$(0.21)
Diluted	$(0.53)	$(0.21)

Weighted average shares used to compute net loss per share attributable to shareholders:
Basic	1,295,377,376	1,287,376,719
Diluted	1,295,377,376	1,287,376,719

Other comprehensive income (loss)
Unrealized gain (loss) on cash flow hedges	5	(8)
Tax effect on unrealized loss on cash flow hedges	(1)	—
Total other comprehensive income (loss)	4	(8)
Comprehensive loss	(678)	(281)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Shopify Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)
(Expressed in US millions, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit) Surplus	Total
	Shares	Amount
As of December 31, 2023	1,286,570,294	9,201	251	4	(390)	9,066
Exercise of stock options	351,486	6	(3)	—	—	3
Stock-based compensation	—	—	105	—	—	105
Vesting of restricted share units	1,206,213	76	(76)	—	—	—
Net loss and comprehensive loss for the period	—	—	—	(8)	(273)	(281)
As of March 31, 2024	1,288,127,993	9,283	277	(4)	(663)	8,893

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit) Surplus	Total
	Shares	Amount
As of December 31, 2024	1,294,580,140	9,634	305	(10)	1,629	11,558
Exercise of stock options	1,190,811	87	(28)	—	—	59
Stock-based compensation	—	—	114	—	—	114
Vesting of restricted share units	1,055,597	86	(88)	—	—	(2)
Issuance of shares related to business acquisition	252,257	24	(24)	—	—	—
Net loss and comprehensive income for the period	—	—	—	4	(682)	(678)
As of March 31, 2025	1,297,078,805	9,831	279	(6)	947	11,051
The accompanying notes are an integral part of these condensed consolidated financial statements.

Shopify Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(Expressed in US $ millions)

	Three months ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities
Net loss for the period	(682)	(273)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and depreciation	8	10
Stock-based compensation	114	105
Provision for transaction and loan losses	43	28
Deferred income tax (recovery) expense	(129)	1
Revenue related to non-cash consideration	(13)	(35)
Net loss on equity and other investments	1,021	373
Net loss on equity method investment	23	44
Unrealized foreign exchange (gain) loss	(12)	6
Changes in operating assets and liabilities	(6)	(21)
Net cash provided by operating activities	367	238
Cash flows from investing activities
Purchases of property and equipment	(4)	(6)
Purchases of marketable securities	(1,718)	(2,137)
Maturities of marketable securities	1,331	2,147
Purchases and originations of loans	(805)	(575)
Repayments and sales of loans	637	545
Purchases of equity and other investments	(4)	(1)
Acquisition of business, net of cash acquired	(56)	—
Net cash used in investing activities	(619)	(27)
Cash flows from financing activities
Proceeds from the exercise of stock options	59	3
Net cash provided by financing activities	59	3
Effect of foreign exchange on cash, cash equivalents and restricted cash	4	(4)
Net (decrease) increase in cash, cash equivalents and restricted cash	(189)	210
Cash, cash equivalents and restricted cash – beginning of period	1,498	1,413
Cash, cash equivalents and restricted cash – end of period	1,309	1,623

Supplemental cash flow information:
Cash paid for income taxes, net	27	9
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
2.Basis of Presentation and Consolidation
These unaudited condensed consolidated financial statements include the accounts of the Company and its directly and indirectly held wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.
These unaudited condensed consolidated financial statements of the Company have been presented in U.S. dollars ("USD") and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), including the applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of its financial position, results of operations and comprehensive income (loss), changes in shareholders' equity and cash flows for the interim periods. These unaudited quarterly condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes included in Item 15 in the Company's 2024 Form 10-K. The consolidated balance sheet at December 31, 2024 was derived from the audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements.
The quarterly results for the three months ended March 31, 2025 are not necessarily indicative of the results expected for the full fiscal year.
3.Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies and no material updates in the Company's assessment of the recent accounting pronouncements not yet adopted during the three months ended March 31, 2025, as compared to the significant accounting policies described in the Company’s annual consolidated financial statements for the year ended December 31, 2024.
Use of Estimates
The preparation of condensed consolidated financial statements, in accordance with U.S. GAAP, requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from the estimates made by management. Significant estimates, judgments and assumptions in these condensed consolidated financial statements include: key judgments related to revenue recognition in determining whether the Company is the principal or an agent to the arrangements with merchants; estimates and judgments involved in applying the measurement alternative associated with equity and other investments in private companies, including revenue growth rates and revenue multiples based on market comparables; estimates involved in our equity method investment; and the probability and amount of loss contingencies.
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
While the majority of the Company's revenues, cost of revenues and operating expenses are denominated in USD, a significant portion are denominated in foreign currencies. Due to offering Shopify Payments, Shopify Capital, subscriptions and other billings to select countries in local currency, a significant proportion of revenue transactions are denominated in British pound sterling ("GBP"), Euros ("EUR") and Canadian dollars ("CAD"). Furthermore, a significant proportion of operating expenses are also incurred in the aforementioned foreign currencies.
Although foreign currency fluctuations associated with revenues and costs may partially offset one another in earnings, the Company uses foreign exchange derivative products to mitigate a portion of the remaining exposure of foreign currency fluctuations as discussed in Note 4. By their nature, derivative financial instruments involve risk, including the credit risk of non-performance by counterparties.

4.Financial Instruments
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
The Company also holds debt securities in the form of convertible notes in private companies classified as available-for-sale for which the Company has elected to apply the fair value option. The investments are carried at fair value at each balance sheet date and any movements in the fair values are classified as "Other expense, net" in the condensed consolidated statements of operations and comprehensive income (loss).
The following tables summarize debt securities by balance sheet classification and level within the fair value hierarchy:

	March 31, 2025
	Carrying Value
	Cash Equivalents	Marketable Securities	Long-term Investments	Equity and Other Investments	Fair Value
	(in US $ millions)
Level 1:
U.S. term deposits	—	490	—	—	502
U.S. federal bonds and agency securities	—	1,858	570	—	2,428
Corporate bonds and commercial paper	48	—	—	—	48
	48	2,348	570	—	2,978

Level 2:
Corporate bonds and commercial paper	—	1,857	324	—	2,183

Level 3:
Convertible notes in private companies	—	—	—	560	560
	48	4,205	894	560	5,721
The fair values of marketable securities above include accrued interest of $10 million, which is excluded from the carrying amounts. The accrued interest is included in "Trade and other receivables, net" in the condensed consolidated balance sheets. Additional accrued interest of $72 million recognized on the convertible notes in private companies is included in the carrying amount and fair value above.

	December 31, 2024
	Carrying Value
	Cash Equivalents	Marketable Securities	Long-term Investments	Equity and Other Investments	Fair Value
	(in US $ millions)
Level 1:
U.S. term deposits	—	470	—	—	481
U.S. federal bonds and agency securities	20	1,696	537	—	2,252
Corporate bonds and commercial paper	139	—	—	—	—
	159	2,166	537	—	2,872

Level 2:
Corporate bonds and commercial paper	—	1,815	172	—	1,988

Level 3:
Convertible notes in private companies	—	—	—	543	543
	159	3,981	709	543	5,403
The fair values above include accrued interest of $19 million, which is excluded from the carrying amounts. The accrued interest is included in "Trade and other receivables, net" in the condensed consolidated balance sheets. Additional accrued interest of $62 million recognized on the convertible notes in private companies is included in the carrying amount and fair value above.
The following table outlines estimated fair values of our debt securities by date of contractual maturity as of March 31, 2025:

Fair Value
(in US $ millions)
Due within one year	4,266
Due after one year to three years	895
5,161
Equity Securities
The Company holds equity investments in public and private companies that were obtained through a combination of direct investment and strategic partnerships.
Equity Investments with Readily Determinable Fair Values
Equity investments with readily determinable fair values are comprised of:

	March 31, 2025			December 31, 2024
	Level 1	Level 3	Total	Level 1	Level 3	Total
	(in US $ millions)
Affirm Holdings, Inc.	917	—	917	1,236	—	1,236
Global-E Online Ltd.	788	—	788	1,205	—	1,205
Klaviyo, Inc.(1)	462	86	548	615	127	742
	2,167	86	2,253	3,056	127	3,183
(1) In the three months ended March 31, 2025, $14 million was transferred from Level 3 to Level 1, respectively, due to the vesting of warrants (March 31, 2024 - $9 million). The equity investments categorized as Level 3 in the fair value hierarchy represent unvested warrants that require the application of a discount for lack of marketability which was 18% at March 31, 2025 (December 31, 2024 - 18%).

Adjustments related to equity and other investments with readily determinable fair values for the three months ended March 31, 2025 and 2024 were as follows:

	March 31, 2025	March 31, 2024
	(in US $ millions)
Balance, beginning of the period	3,183	2,360

Adjustments related to equity and other investments with readily determinable fair values:
Net unrealized losses	(930)	(351)
Balance, end of the period	2,253	2,009
Equity Investments without Readily Determinable Fair Values
The carrying value of equity investments in private companies without readily determinable fair values were as follows:

	March 31, 2025	December 31, 2024
	(in US $ millions)
Total initial value	962	957
Cumulative gross unrealized gains	144	144
Cumulative gross unrealized losses and impairment	(397)	(384)
Total carrying value of equity and other investments without readily determinable fair values	709	717
Adjustments related to equity and other investments without readily determinable fair values for the three months ended March 31, 2025 and 2024 were as follows:

	March 31, 2025	March 31, 2024
	(in US $ millions)
Balance, beginning of the period	717	505

Adjustments related to equity and other investments without readily determinable fair values:
Purchases of equity and other investments	4	1
Gross unrealized gains	—	1
Gross unrealized losses and impairments(1)	(12)	(9)
Balance, end of the period	709	498
(1) During the three months ended March 31, 2025, the Company applied certain valuation methods based on information available, including the market approach and option pricing models in order to quantify the level of impairment recognized. During the three months ended March 31, 2024, the Company identified an observable price change resulting in the remeasurement of private investments at fair value on a non-recurring basis. The resulting unrealized losses and impairments were presented as "Net unrealized (loss) gain on equity and other investments" in the condensed consolidated statements of operations and comprehensive income (loss).
As of March 31, 2025, included in the total $709 million of equity and other investments without readily determinable fair values, $585 million was remeasured at fair value and was classified within Level 3 of the fair value measurement hierarchy on a non-recurring basis.
In April 2025, consistent with the Company's ongoing strategic investments, the Company invested $67 million in private companies.
Equity Method Investment
The Company holds an equity method investment in Flexport which is presented within "Equity method investment" in the condensed consolidated balance sheets and is carried at the amount of Shopify’s original investment, as adjusted each period for Shopify’s share of the investee’s income or loss and the basis difference amortization, which is the difference between the fair value of our investment in the company and the underlying equity in the net assets of the investee. Results are reported with a one-quarter delay due to the timing of financial information availability from the investee. For the three months ended March 31, 2025, our share of the loss in the investee was $23 million (March 31, 2024 - $44 million), and is presented within "Net loss on equity method investment" in the condensed consolidated statements of operations and comprehensive income (loss).
Derivative Instruments and Hedging
As of March 31, 2025, the Company held foreign exchange forward contracts and options for USD, GBP, Australian dollars ("AUD") and CAD with a total notional value of $504 million (December 31, 2024 - $454 million), to fund a portion of its operations. The fair value of foreign exchange forward contracts and options was based upon Level 2 inputs, which included period-end mid-market quotations for each underlying contract as calculated by the financial institution with which the Company has transacted. The quotations are based on bid/ask quotations and represent the discounted future settlement amounts based on current market rates.
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
The fair values of outstanding derivative instruments were as follows:

	March 31, 2025	December 31, 2024
	(in US $ millions)
Level 2:
Foreign exchange forward contracts and options assets (classified in other current assets)	1	—
Foreign exchange forward contract liabilities (classified in accounts payable and accrued liabilities)	8	13
Unrealized gains and losses related to changes in the fair value of foreign exchange forward contracts and options designated as cash flow hedges were as follows:

	March 31, 2025	March 31, 2024
	(in US $ millions)
Unrealized gains	—	—
Unrealized losses	(8)	(2)
Total net unrealized (losses) gains	(8)	(2)
These unrealized gains and losses were included in "Accumulated other comprehensive loss", "Other current assets" and "Accounts payable and accrued liabilities" in the condensed consolidated balance sheets. These amounts are expected to be reclassified into earnings over the next twelve months.
Realized losses related to the maturity of foreign exchange forward contracts and options designated as cash flow hedges were as follows:

	Three months ended
	March 31, 2025	March 31, 2024
	(in US $ millions)
Realized losses in operating expenses	6	—
	6	—

Derivative Instruments Not Designated as Hedges
The Company holds an investment option to purchase 15,743,174 of Series B common shares of Klaviyo, Inc. at an exercise price of $88.93 with an expiration date of July 28, 2030. The options are fair valued quarterly under Level 3 of the fair value hierarchy as certain unobservable inputs are used within the Black-Scholes model as well as a discount for lack of marketability. The fair value of the options as of March 31, 2025, utilizing a discount for lack of marketability of 29%, was $118 million (December 31, 2024 - 29% and $204 million) and is presented within "Equity and other investments" in the condensed consolidated balance sheets. The Company recognized an unrealized loss of $86 million for the three months ended March 31, 2025 (March 31, 2024 - unrealized loss of $16 million) and is presented as a component of "Net unrealized loss on equity and other investments".
5.Trade and Other Receivables
Trade receivables and unbilled revenues, net of allowance for credit losses, were as follows:

	March 31, 2025	December 31, 2024
	(in US $ millions)
Unbilled revenues, net	157	175
Trade receivables, net	71	77
Indirect taxes receivable	35	49
Other receivables	24	22
Accrued interest	10	19
	297	342
Unbilled revenues represent amounts not yet billed related to partner referral fees, subscription fees for Plus merchants, shipping charges and transaction fees as of the condensed consolidated balance sheet date.
The allowance for credit losses reflects the Company's best estimate of probable losses inherent in the unbilled revenues and trade receivables accounts. The Company determined the provision based on known troubled accounts, historical experience, supportable forecasts of collectibility and other currently available evidence.
Activity in the allowance for credit losses was as follows for the three months ended:

	March 31, 2025	March 31, 2024
	(in US $ millions)
Balance, beginning of the period	16	13
Provision for credit losses related to uncollectible receivables	7	6
Write-offs	(7)	(3)
Balance, end of the period	16	16

6.Loans and Merchant Cash Advances

	March 31, 2025	December 31, 2024
	(in US $ millions)
Loans receivable, gross(1)	1,283	1,131
Allowance for credit losses related to uncollectible loans receivable	(129)	(110)
Merchant cash advances receivable, gross	271	234
Allowance for credit losses related to uncollectible merchant cash advances receivable	(33)	(31)
Loans and merchant cash advances, net	1,392	1,224
(1) Included in the loans receivable gross balance as of March 31, 2025 is $20 million of interest receivable (December 31, 2024 - $15 million).
Certain loans and merchant cash advances are facilitated by the Company and originated by a bank partner, from whom the Company then purchases the loans and merchant cash advances obtaining all rights, title and interest or discount. In the three months ended March 31, 2025, the Company purchased $821 million of loans and merchant cash advances to Shopify merchants (March 31, 2024 - $587 million). For some loans, the Company sells its full rights, title and interest to third-party investors. We account for the asset transfer as a sale and derecognize the full amount the Company paid to its bank partner to originate the loan and record a gain on sale of the loans sold to the third-party investor as revenue upon transfer of title. In the three months ended March 31, 2025, the Company did not sell loans to third-party investors (March 31, 2024 - $54 million).
In the three months ended March 31, 2025, the Company recognized revenue of $57 million related to interest and fees earned on the Company's lending services, which do not represent revenues recognized in the scope of ASC 606, Revenue from Contracts with Customers (March 31, 2024 - $39 million).
Loans
The following table summarizes the activities of the Company’s allowance for credit losses related to uncollectible loans receivable for the three months ended March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
	(in US $ millions)
Allowance, beginning of the period	110	60
Provision for credit losses related to uncollectible loans receivable	40	22
Loans receivable charged off, net of recoveries	(21)	(10)
Allowance, end of the period	129	72

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

	March 31, 2025
	Year of origination
	2025	2024	Total	Percent
	(in US $ millions)
Current	654	539	1,193	93.0%
30-59 Days	—	7	7	0.5%
60-89 Days	—	6	6	0.5%
90-179 Days	—	14	14	1.1%
180+ Days	—	63	63	4.9%
Total	654	629	1,283	100.0%

	December 31, 2024
	Year of origination
	2024	2023	Total	Percent
	(in US $ millions)
Current	1,051	8	1,059	93.7%
30-59 Days	5	1	6	0.5%
60-89 Days	4	2	6	0.5%
90-179 Days	7	3	10	0.9%
180+ Days	34	16	50	4.4%
Total	1,101	30	1,131	100.0%
The Company maintains an internal monitoring list related to its outstanding loans. A merchant's ability and willingness to repay the financing receivables outstanding under the program is analyzed for a variety of factors that include, but are not limited to current or expected age of the financing, merchant subscription or financing status, merchant gross merchandise volume trends and other changes to merchant credit profiles.
Merchant Cash Advances
The following table summarizes the activities of the Company’s allowance for credit losses related to uncollectible merchant cash advances receivable for the three months ended March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
	(in US $ millions)
Allowance, beginning of the period	31	36
Provision for credit losses related to uncollectible merchant cash advances receivable	6	3
Merchant cash advances receivable charged off, net of recoveries	(4)	(7)
Allowance, end of the period	33	32

7.Intangible Assets

	March 31, 2025
	Cost	Accumulated amortization	Net book value
	(in US $ millions)
Acquired technology	92	54	38
Other intangible assets	5	4	1
Software development costs	14	14	—
	111	72	39

	December 31, 2024
	Cost	Accumulated amortization	Net book value
	(in US $ millions)
Acquired technology	72	51	21
Other intangible assets	5	4	1
Software development costs	14	14	—
	91	69	22
The following table illustrates the classification of amortization expense related to intangible assets in the condensed consolidated statements of operations and comprehensive income (loss):

	Three months ended
	March 31, 2025	March 31, 2024
	(in US $ millions)
Cost of revenues	2	4
Research and development	1	—
	3	4
Estimated future amortization expense related to intangible assets, as of March 31, 2025 is as follows:

Fiscal Year	Amount
(in US $ millions)
2025	9
2026	9
2027	8
Thereafter	2
Total	28

8.Goodwill
The Company's goodwill relates to acquisitions of various companies.
The gross changes in the carrying amount of goodwill during the three months ended March 31, 2025 and the year ended December 31, 2024 are as follows:

	March 31, 2025	December 31, 2024
	(in US $ millions)
Balance, beginning of the period	452	427
Acquisitions(1)(2)	39	25
Balance, end of the period	491	452
(1) During the three months ended March 31, 2025, the Company completed the acquisition of Vantage Discovery Inc. (see note 18).
(2) During the year ended December 31, 2024, the Company completed individually immaterial acquisitions that resulted in goodwill being recognized.
9.Deferred Revenue

	March 31, 2025	March 31, 2024
	(in US $ millions)
Balance, beginning of the period	430	498
Deferral of revenue(1)	121	115
Recognition of deferred revenue from beginning balance	(121)	(134)
Balance, end of the period	430	479
(1) Deferral of revenue includes only the portion of collections from merchant billings throughout the period, primarily related to subscription fees, for which the services have not yet been provided. The amounts primarily exclude subscription revenue that has both been deferred and recognized within the period presented.

	March 31, 2025	March 31, 2024
	(in US $ millions)
Current portion	295	296
Long-term portion	135	183
	430	479
The opening balances of current and long-term deferred revenue were $302 million and $196 million, respectively, as of January 1, 2024.
As of March 31, 2025, the long-term deferred revenue, excluding non-cash consideration received, will be recognized ratably over the remaining terms of the contracts with the customers, which range from two to three years.
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

The table below summarizes the gross changes in deferred revenue associated with this non-cash consideration received for the three months ended March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
	(in US $ millions)
Balance, beginning of the period	190	284
Revenue recognized related to non-cash consideration	(13)	(35)
Balance, end of the period	177	249

Current portion	49	73
Long term portion	128	176
	177	249
The Company will recognize this revenue ratably over the remaining terms of the respective strategic partnership service agreements, which range from three to five years.
10.Convertible Senior Notes
In September 2020, the Company issued $920 million aggregate principal amount of 0.125% convertible senior notes due 2025 (the "Notes"). The net proceeds from the issuance of the Notes were $908 million after deducting underwriting fees and offering costs.
The interest on the Notes is payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2021. The Notes will mature on November 1, 2025, unless earlier redeemed or repurchased by the Company or converted pursuant to their terms.
The Notes have a conversion rate of 6.9440 Class A subordinate voting shares per one thousand dollars of principal amount of Notes, which is equivalent to a conversion price of approximately $144.01 per share, adjusted to give effect to the share split effected in June 2022. The conversion rate is subject to adjustment following the occurrence of certain specified events, as set out or defined in the supplemental indenture governing the Notes. In addition, upon the occurrence of a make-whole fundamental change prior to the maturity date or upon our issuance of a notice of redemption, as set out or defined in the supplemental indenture governing the Notes, the Company will, in certain circumstances, increase the conversion rate by a number of additional Class A subordinate voting shares for a holder that elects to convert its Notes in connection with such make-whole fundamental change or during the relevant redemption period.
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
The net carrying amount of the outstanding Notes was as follows:

	March 31, 2025	December 31, 2024
	(in US $ millions)
Principal	920	920
Unamortized offering costs	(1)	(2)
Net carrying amount	919	918
As of March 31, 2025, the estimated fair value of the Notes was approximately $923 million (December 31, 2024 - $939 million). The estimated fair value was determined based on the last executed trade for the Notes of the reporting period in an over-the-counter market, which is considered as Level 2 in the fair value hierarchy.

11.Contingencies
Litigation and Loss Contingencies
From time to time, the Company may become a party to litigation and subject to claims incidental to the ordinary course of business, including intellectual property claims, labor and employment claims and threatened claims, breach of contract claims, tax and other matters.
The Company records accruals for loss contingencies when losses are probable and reasonably estimable. The Company currently has no material pending litigation or claims. The Company is not aware of any litigation matters or loss contingencies that would be expected to have a material adverse effect on the business, condensed consolidated financial position, results of operations or cash flows.
12.Related Parties
The Company has a commercial agreement with Flexport, a company in which it has an equity method investment. The Company earns a share of revenues for orders processed or otherwise sent through services provided by Shopify. The Company recognized nil revenue in the three months ended March 31, 2025, related to this agreement. The Company has a separate agreement with Flexport to provide co-marketing services for the coordinated marketing of fulfillment-related products and services to current and prospective merchants. In the three months ended March 31, 2025, the Company recognized $2 million of expense in the condensed consolidated statements of operations and comprehensive income (loss), and as of March 31, 2025, $14 million in "Other current assets" in the condensed consolidated balance sheets is related to this agreement.
The Company also has an investment in Flexport in the form of convertible notes with a a fair value of $298 million as of March 31, 2025 (December 31, 2024 - $291 million). The Company has selected to account for it using the fair value option for the investment, which is classified within "Equity and other investments". The Company has recognized $8 million of interest income related to the convertible note within "Interest income" and an immaterial amount of unrealized losses in the condensed consolidated statements of operations and comprehensive income (loss) during the three months ended March 31, 2025 (March 31, 2024 - $8 million and immaterial).
13.Shareholders’ Equity
Stock-Based Compensation
As of March 31, 2025, there were 473,096,971 shares reserved for issuance under the Company's Second Amended and Restated Stock Option Plan ("SOP") and the Second Amended and Restated Long Term Incentive Plan ("LTIP").

The following table summarizes the stock option and Restricted Share Unit ("RSU") award activities under the Company's share-based compensation plans for the three months ended March 31, 2025:

	Shares Subject to Options Outstanding					Outstanding RSUs
	Number of Options(1)	Weighted Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value(2)	Weighted Average Grant Date Fair Value	Outstanding RSUs	Weighted Average Grant Date Fair Value
	(in US $ millions, except share and share price amounts)
December 31, 2024	14,636,992	64.49	7.68	623	—	5,121,069	74.90
Stock options granted	1,382,369	123.66	—	—	64.09	—	—
Stock options exercised	(1,190,811)	49.62	—	—	—	—	—
Stock options forfeited	(60,930)	74.06	—	—	—	—	—
RSUs granted	—	—	—	—	—	1,348,719	105.68
RSUs settled	—	—	—	—	—	(1,055,597)	83.80
RSUs forfeited	—	—	—	—	—	(113,959)	72.49
March 31, 2025	14,767,620	71.19	7.76	456	—	5,300,232	81.01

Stock options exercisable as of March 31, 2025	6,936,535	60.38	6.35	300
(1) As of March 31, 2025, nil of the outstanding stock options were granted under the Company's Fourth Amended and Restated Stock Option Plan ("Legacy Option Plan") and there are no longer any outstanding stock options granted under the Legacy Option Plan, 14,706,451 of the outstanding stock options were granted under the Company's SOP and are exercisable for Class A subordinate voting shares, and 61,169 of the outstanding stock options were granted under the Deliverr 2017 Stock Option and Grant Plan and are exercisable for Class A subordinate voting shares.
(2) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company's Class A subordinate voting shares as of March 31, 2025 and December 31, 2024.
As of March 31, 2025, the Company had issued 15,488 deferred share units ("DSUs") under its LTIP.
In connection with the acquisition of Vantage Discovery Inc., 252,257 Class A subordinate voting shares were issued with trading restrictions. The restrictions on these shares are lifted over time and are being accounted for as stock-based compensation as the vesting is contingent on continued employment and therefore related to post-combination services. As of March 31, 2025, 252,257 of the Class A subordinate voting shares remained restricted.
The following table illustrates the classification of stock-based compensation expense in the condensed consolidated statements of operations and comprehensive income (loss), which includes both stock-based compensation and restricted stock-compensation expense:

	Three months ended
	March 31, 2025	March 31, 2024
	(in US $ millions)
Cost of revenues	1	1
Sales and marketing	12	11
Research and development	79	68
General and administrative	22	25
	114	105

14.Changes in Accumulated Other Comprehensive (Loss) Income
The following table summarizes the changes in accumulated other comprehensive (loss) income, which is reported as a component of shareholders’ equity, were as follows:

	Three months ended
	March 31, 2025	March 31, 2024
	(in US $ millions)
Balance, beginning of the period	(10)	4

Other comprehensive (loss) income before reclassifications	(1)	(8)
Gain on cash flow hedges reclassified from accumulated other comprehensive (loss) income to earnings:
Sales and marketing	1	—
Research and development	4	—
General and administrative	1	—
Tax effect on unrealized loss on cash flow hedges	(1)	—
Other comprehensive income (loss), net of tax	4	(8)
Balance, end of the period	(6)	(4)
15.Income Taxes
The Company's recovery of, or provision for, income taxes is determined by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
The Company updates its estimate of the annual effective tax rate each quarter and makes cumulative adjustments if its estimated annual tax rate changes. The Company’s effective tax rate may be subject to fluctuation during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of forecasted pre-tax earnings in the various jurisdictions in which the Company operates, valuation allowances against deferred tax assets, the recognition and derecognition of tax benefits related to uncertain tax positions and changes in or the interpretation of tax laws in jurisdictions where the Company conducts business.
The Company had a recovery of income taxes of $88 million in the three months ended March 31, 2025 primarily as a result of unrealized loss on equity and other investments, partially offset by earnings in jurisdictions predominantly outside of North America.
The Company had a provision for income taxes of $17 million in the three months ended March 31, 2024 primarily on account of earnings in jurisdictions outside of North America.

16.Net Loss per Share
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
The following table summarizes the reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding:

	Three months ended
	March 31, 2025	March 31, 2024
	(in US $ millions, except share and share price amounts)
Numerator:
Net loss	(682)	(273)
After tax effect of debt interest(1)	—	—
Net loss after tax effected debt interest	(682)	(273)

Denominator:
Basic weighted average number of shares outstanding	1,295,377,376	1,287,376,719
Weighted average effect of dilutive securities:
Stock options	—	—
Restricted share units	—	—
Convertible senior notes	—	—
Deferred share units	—	—
Diluted weighted average number of shares	1,295,377,376	1,287,376,719

Net loss per share:
Basic	$(0.53)	$(0.21)
Diluted	$(0.53)	$(0.21)

Common stock equivalents excluded from net loss per diluted share because they are anti-dilutive:
Stock options	14,767,620	15,116,848
Restricted share units	5,300,232	5,943,369
Convertible senior notes	6,388,480	6,388,480
Deferred share units	15,488	13,999
	26,471,820	27,462,696
(1) When the Notes are dilutive, the after tax effect of debt interest is added back to net income to calculate diluted net income per share.

17.Segment and Geographical Information
The Company's CODM is its Chief Executive Officer. The CODM has determined that the Company operates in a single operating and reportable segment and manages segment performance and resource allocation based upon consolidated net income (loss). The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets. Significant expenses reviewed by the CODM include those that are presented in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
The following table presents total external revenues by geographic location, based on the location of the Company’s merchants:

	Three months ended
	March 31, 2025		March 31, 2024
	(in US $ millions)
North America
United States	1,499	64%	1,198	65%
Canada	119	5%	99	5%
EMEA	480	20%	354	19%
APAC	240	10%	189	10%
Latin America	22	1%	21	1%
Total Revenue	2,360	100%	1,861	100%
18.Business Combinations
Vantage Discovery Inc.
In March 2025, the Company completed the acquisition of Vantage Discovery Inc. (“Vantage”), a company based in Austin, Texas, that provides AI-powered search and content discovery services. By integrating Vantage’s hybrid search engine architecture that combines traditional search engines with vector databases and large language models, the development of AI-powered, multi-vector search across Search APIs, Shop and Storefront search offerings will be accelerated. The Company acquired 100 percent of the outstanding shares of Vantage in exchange for cash consideration of $59 million. In connection with the transaction, $24 million in restricted shares were granted and $6 million in cash are being accounted for as compensation as these amounts are related to post-combination services.
The following table summarizes the purchase price allocation of the Vantage assets acquired and liabilities assumed at the acquisition date:

Amount
Net assets	—
Intangible assets - acquired technology	20
Goodwill	39
Net deferred tax liability	—
Total purchase price	59
The acquired technology has an estimated fair value of $20 million using a cost approach and is being amortized over three years. Goodwill from the Vantage acquisition is primarily attributable to the expected synergies that will result from integrating Vantage's technology with Shopify's Search offering, and the acquisition of the assembled workforce. None of the goodwill recognized is deductible for income tax purposes. There is no net deferred tax liability related to taxable temporary difference on acquired intangible assets due to offsetting deferred tax assets primarily related to losses from the pre-acquisition period.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
In this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), "we", "us", "our", "Shopify" and "the Company" refer to Shopify Inc. and its consolidated subsidiaries, unless the context requires otherwise. In this MD&A, we present Shopify's results of operations and cash flows for the three months ended March 31, 2025 and 2024, and our financial position as of March 31, 2025. You should read this MD&A in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes thereto in Part 1 - Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in the Company's 2024 From 10-K.
Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). All amounts are in U.S. dollars ("USD") except where otherwise indicated.
Our MD&A is intended to enable readers to gain an understanding of Shopify's results of operations, cash flows and financial position. To do so, we provide information and analysis comparing our results of operations, cash flows and financial position for the most recently completed period with the same period from the preceding fiscal year. We also provide analysis and commentary that we believe will help investors assess our future prospects. In addition, we provide "forward-looking statements" that are not historical facts, but that are based on our current estimates, beliefs and assumptions and which are subject to known and unknown important risks, uncertainties, assumptions and other factors that could cause actual results to differ materially from current expectations, including those discussed under Part II — Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q and in our 2024 Form 10-K. Forward-looking statements are intended to assist readers in understanding management's expectations as of the date of this Quarterly Report on Form 10-Q, including this MD&A, and may not be suitable for other purposes. See "Forward-looking Statements" in this Quarterly Report on Form 10-Q.
In this MD&A, references to our "solutions" means the combination of products and services that we offer to merchants, and references to "our merchants" as of a particular date means the total number of unique shops that are paying for a subscription to our platform.
Business Overview
We believe we can help merchants of all verticals and sizes, from aspirational entrepreneurs to companies with large-scale, direct-to-consumer or B2B operations, or both, realize their potential at all stages of their business life cycle. In the three months ended March 31, 2025, our platform facilitated gross merchandise volume ("GMV") of $74.8 billion, representing an increase of 23% from the three months ended March 31, 2024. A detailed description of this metric is presented below in the section entitled, "Key Performance Indicators".
During the three months ended March 31, 2025, our total revenue was $2.4 billion, an increase of 27% versus the three months ended March 31, 2024. Our business model has two revenue components: a recurring subscription component we call subscription solutions and a merchant success-based component we call merchant solutions.
In the three months ended March 31, 2025, subscription solutions revenues accounted for 26% of our total revenues (27% in the three months ended March 31, 2024). We offer a range of plans that increase in price depending on additional features and economic considerations. Shopify Plus is offered at a starting rate that is several times that of our standard Shopify plans. Shopify Plus solves for the complexity of merchants as they grow and scale globally, offering additional functionality and support, including features like Shopify Audiences, B2B features and Launchpad, for ecommerce automation. BarkBox, Vuori, BevMo, Carrier, JB Hi-Fi, Meta, ButcherBox, SKIMS and Supreme are a few of our notable merchants seeking a reliable, cost-effective and scalable commerce solution. The flexibility of our pricing plans is designed to help our merchants grow in a cost-effective manner and to provide more advanced features and support as their business needs evolve.
Revenue from subscription solutions is generated through the sale of subscriptions to our platform, including variable platform fees, as well as through the sale of subscriptions to our POS Pro offering, the sale of apps, the sale of themes and the registration of domain names. Subscription solutions revenues increased from $511 million in the three months ended March 31, 2024 to $620 million in the three months ended March 31, 2025, representing an increase of 21%. Our merchants typically enter into monthly subscription agreements. The revenue from these agreements is recognized over time on a ratable basis over the contractual term and therefore we have deferred revenue on our balance sheet. We do not consider this deferred revenue balance to be a good indicator of future revenue. Instead, we believe Monthly Recurring Revenue ("MRR") is most closely correlated with the long-term value of our merchant relationships. As of March 31, 2025, MRR totaled $182 million, representing an increase of 21% relative to MRR at March 31, 2024. A detailed description of this metric is presented below in the section entitled, "Key Performance Indicators".
We offer a variety of merchant solutions that are designed to add value to our merchants by passing on our economies of scale and augment our subscription solutions. During the three months ended March 31, 2025, merchant solutions revenues accounted for 74% of total revenues (73% in the three months ended March 31, 2024). We principally generate merchant solutions revenues from payment processing fees and currency conversion fees from Shopify Payments. Shopify Payments is a fully integrated payment processing service that allows our merchants to accept and process payment cards online and offline. In addition to payment processing fees and currency conversion fees from Shopify Payments, we also generate merchant solutions revenue from referral fees from third parties, other transaction services and other services rendered as part of strategic partnerships and Shopify Capital. Shopify Capital helps eligible merchants secure financing and is currently available for merchants in the United States, the United Kingdom, Canada and Australia. The majority of our merchant solutions revenues are directionally correlated with the level of GMV that our merchants process through our platform. Merchant solutions revenues increased from $1.4 billion in the three months ended March 31, 2024 to $1.7 billion in the three months ended March 31, 2025, representing an increase of 29%.
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
The following table shows MRR and GMV for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
	(in US $ millions)
Monthly Recurring Revenue	182	151
Gross Merchandise Volume	74,750	60,855

Monthly Recurring Revenue
We calculate MRR at the end of each period by multiplying the number of merchants who have subscription plans with us at the period end date by the average monthly subscription plan fee, which excludes variable platform fees, in effect on the last day of that period, assuming they maintain their subscription plans the following month. Subscription plans to both our platform and our POS Pro offering are included in this calculation. When applicable, MRR relating to subscription plans billed in a merchant's local currency is converted to USD using the respective currency exchange rate as of the period end date. Prospective merchants that have joined the platform through special new merchant trial incentives, including paid trials, are included in MRR at their trial price while merchants on free trials are excluded from the calculation of MRR through the duration of the free trial. MRR allows us to average our various pricing plans and billing periods into a single, consistent number that we can track over time. We also analyze the factors that make up MRR, specifically the number of paying merchants using our platform and changes in our average revenue earned from subscription plan fees per paying merchant. In addition, we use MRR to forecast monthly, quarterly and annual subscription plan revenue, which makes up the majority of our subscription solutions revenue. We had $182 million of MRR as of March 31, 2025 compared to $151 million as of March 31, 2024.
In the three months ended March 31, 2025, the MRR growth rate for the period was lower than the same period in 2024 driven mainly by the impact of extending the length of the paid trials from 1 month to 3 months.
Gross Merchandise Volume
GMV is the total dollar value of orders facilitated through our platform including certain apps and channels for which a revenue-sharing arrangement is in place in the period, net of refunds, and inclusive of shipping and handling, duty and value-added taxes. GMV does not represent revenue earned by us. However, the volume of GMV facilitated through our platform is an indicator of the success of our merchants and the strength of our platform. Our merchant solutions revenues are also directionally correlated with the level of GMV facilitated through our platform. For the three months ended March 31, 2025 we facilitated GMV of $74.8 billion (March 31, 2024 - $60.9 billion), representing year-over-year growth of 23% (2024 vs 2023 - 23%). On a constant currency basis, in which GMV in the three months ended March 31, 2025 is converted using the comparative period's monthly average exchange rates, year-over-year growth was 25% (2024 vs 2023 - 23%).
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
Foreign Currency Fluctuations
While the majority of our revenues, cost of revenues and operating expenses are denominated in USD, a significant portion are denominated in foreign currencies. Due to offering Shopify Payments, Shopify Capital, subscriptions and other billings to select countries in local currency, a significant proportion of revenue transactions are denominated in EUR, GBP and CAD. A significant proportion of operating expenses are also incurred and expected to be included in the aforementioned foreign currencies. To help mitigate the impacts associated with foreign currency fluctuations on future cash flows from operating expenses, we maintain a portfolio of foreign exchange forward contracts and options designated as hedging instruments. As our operations continue to expand internationally, we may be exposed to additional fluctuations in other foreign currencies. Refer to Part I — Item 3 "Quantitative and Qualitative Disclosures About Market Risk" in this Quarterly Report on Form 10-Q for additional information on the effect on reported results of changes in foreign exchange rates.
Key Components of Results of Operations
See Part II — Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2024 Form 10-K for details on the key components of results of operations. There have been no material changes to our key components of results of operations during the three months ended March 31, 2025, as compared to those described in our 2024 Form 10-K.

Quarterly Results of Operations
The following table sets forth a summary of our condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
	(in US $ millions, except share and per share data)
Revenues
Subscription solutions	620	511
Merchant solutions	1,740	1,350
	2,360	1,861

Cost of revenues(1)(2)
Subscription solutions	123	95
Merchant solutions	1,068	809
	1,191	904

Gross profit	1,169	957

Operating expenses
Sales and marketing(1)	405	361
Research and development(1)(2)	377	335
General and administrative(1)	109	124
Transaction and loan losses	75	51
Total operating expenses	966	871
Income from operations	203	86

Net loss on equity and equity method investments	(1,044)	(417)
Other Income, net	71	75
Loss before income taxes	(770)	(256)
Recovery of (provision for) income taxes	88	(17)
Net loss	(682)	(273)

Net loss per share attributable to shareholders:
Basic	$(0.53)	$(0.21)
Diluted	$(0.53)	$(0.21)

Weighted average shares used to compute net loss per share attributable to shareholders:
Basic	1,295,377,376	1,287,376,719
Diluted	1,295,377,376	1,287,376,719

(1) Includes stock-based compensation expense and related payroll taxes as follows:

	Three months ended March 31,
	2025	2024
	(in US $ millions)
Cost of revenues	1	1
Sales and marketing	13	12
Research and development	84	72
General and administrative	25	26
	123	111
(2) Includes amortization of acquired intangibles as follows:

	Three months ended March 31,
	2025	2024
	(in US $ millions)
Cost of revenues	2	4
Research and development	1	—
	3	4
Revenues

	Three months ended March 31,
	2025	2024	% Change
	(in US $ millions, except percentages)
Revenues
Subscription solutions	620	511	21%
Merchant solutions	1,740	1,350	29%
Total revenues	2,360	1,861	27%

Percentage of revenues
Subscription solutions	26%	27%
Merchant solutions	74%	73%
Total revenues	100%	100%
Subscription Solutions
Subscription solutions revenues increased for the three months ended March 31, 2025 compared to the same period in 2024. The period-over-period increase was primarily a result of growth in MRR, which was driven largely by a higher number of merchants using our platform.
Merchant Solutions
Merchant solutions revenues increased for the three months ended March 31, 2025 compared to the same period in 2024. The increase in merchant solutions revenues was primarily a result of Shopify Payments revenue, relating to payment processing and currency conversion fees, growing in the three months ended March 31, 2025 compared to the same period in 2024. This increase was a result of an increase in our Shopify Payments penetration rate and the number of merchants using our platform. These factors drove $11.3 billion of additional GMV facilitated using Shopify Payments in the three months ended March 31, 2025 compared to the same period in 2024, representing growth of 31%. For the three months ended March 31, 2025, the Shopify Payments penetration rate was 64%, resulting in GMV of $47.5 billion that was facilitated using Shopify Payments. This compares to a penetration rate of 60% resulting in GMV of $36.2 billion that was facilitated using Shopify Payments in the same period in 2024.

Cost of Revenues

	Three months ended March 31,
	2025	2024	% Change
	(in US $ millions, except percentages)
Cost of revenues:
Cost of subscription solutions	$123	$95	29%
Cost of merchant solutions	1,068	809	32%
Total cost of revenues	$1,191	$904	32%

Percentage of revenues:
Cost of subscription solutions	5%	5%
Cost of merchant solutions	45%	43%
Total cost of revenues	50%	49%
Cost of Subscription Solutions
Cost of subscription solutions increased for the three months ended March 31, 2025 compared to the same period in 2024. The increase was due mainly to an increase in cloud and infrastructure costs offset by a decrease in support costs. As a percentage of revenues, cost of subscription solutions remained flat for the three months ended March 31, 2025 compared to the same period in 2024.
Cost of Merchant Solutions
Cost of merchant solutions increased for the three months ended March 31, 2025 compared to the same period in 2024. The increase was primarily due to higher volume of payment processing fees resulting from an increase in GMV facilitated through Shopify Payments. As a percentage of revenues, cost of merchant solutions increased for the three months ended March 31, 2025 compared to the same period in 2024, primarily due to Shopify Payments representing a larger percentage of total revenue.
Gross Profit

	Three months ended March 31,
	2025	2024	% Change
	(in US $ millions, except percentages)
Gross profit	1,169	957	22%
Percentage of total revenues	50%	51%
Operating Expenses
Sales and Marketing

	Three months ended March 31,
	2025	2024	% Change
	(in US $ millions, except percentages)
Sales and marketing	405	361	12%
Percentage of total revenues	17%	19%
Sales and marketing expenses increased for the three months ended March 31, 2025 compared to the same period in 2024, due to increases of $35 million in overall marketing program spend and $14 million in employee-related costs, offset by $7 million decrease in payouts related to our affiliate partner programs.

Research and Development

	Three months ended March 31,
	2025	2024	% Change
	(in US $ millions, except percentages)
Research and development	377	335	13%
Percentage of total revenues	16%	18%
Research and development expenses increased for the three months ended March 31, 2025 compared to the same period in 2024, due to an increase of $37 million in employee-related costs.
General and Administrative

	Three months ended March 31,
	2025	2024	% Change
	(in US $ millions, except percentages)
General and administrative	109	124	(12)%
Percentage of total revenues	5%	7%
General and administrative expenses decreased for the three months ended March 31, 2025 compared to the same period in 2024, due to decreases of $10 million in indirect taxes and $5 million in employee-related costs.
Transaction and Loan Losses

	Three months ended March 31,
	2025	2024	% Change
	(in US $ millions, except percentages)
Transaction and loan losses	75	51	47%
Percentage of total revenues	3%	3%
Transaction and loan losses increased for the three months ended March 31, 2025 compared to the same period in 2024, primarily due to an increase of $23 million in losses related to lending services driven by an expansion of our offerings and programs relative to the same period in 2024.
Net Loss on Equity and Equity Method Investments

	Three months ended March 31,
	2025	2024	% Change
	(in US $ millions, except percentages)
Net loss on equity and equity method investments	(1,044)	(417)	*
*Not a meaningful comparison
In the three months ended March 31, 2025, we had a net loss on equity and other investments of $1,021 million, which included a $930 million unrealized loss in investments with readily determinable fair values which was the result of the change in share prices from December 31, 2024 to March 31, 2025 and a $86 million unrealized loss in an investment option. Additionally, we had a net loss of $23 million on our equity method investment.
In the three months ended March 31, 2024, we had a net loss on equity and other investments of $373 million which included a $351 million unrealized loss in investments with readily determinable fair values and was the result of the net change in share prices from December 31, 2023 to March 31, 2024. Additionally, we had a net loss of $44 million on our equity method investment.

Other Income, Net

	Three months ended March 31,
	2025	2024	% Change
	(in US $ millions, except percentages)
Other Income, net	71	75	(5)%
In the three months ended March 31, 2025, the majority of our other income was driven by interest income of $65 million recognized on marketable securities compared to interest income of $79 million recognized on investments for the same period in 2024.
Recovery of (Provision for) Income Taxes

	Three months ended March 31,
	2025	2024	% Change
	(in US $ millions, except percentages)
Recovery of (Provision for) income taxes	88	(17)	*
*Not a meaningful comparison
We had a recovery of income taxes of $88 million in the three months ended March 31, 2025, primarily as a result of unrealized loss on equity and other investments, partially offset by earnings in jurisdictions predominantly outside of North America.
We had a provision for income taxes of $17 million in the three months ended March 31, 2024, primarily on account of earnings in jurisdictions outside of North America.

Summary of Quarterly Results
The following table sets forth selected unaudited quarterly results of operations data for each of the eight quarters ended March 31, 2025. The information for each of these quarters has been derived from unaudited condensed consolidated financial statements that were prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods in accordance with U.S. GAAP. This data should be read in conjunction with our unaudited condensed consolidated financial statements and audited consolidated financial statements and related notes for the relevant period. These quarterly operating results are not necessarily indicative of our operating results for a full year or any future periods.

	Three months ended
	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023
	(in US $ millions, except per share data)
Revenues
Subscription solutions	620	666	610	563	511	525	486	444
Merchant solutions	1,740	2,146	1,552	1,482	1,350	1,619	1,228	1,250
	2,360	2,812	2,162	2,045	1,861	2,144	1,714	1,694

Cost of revenues(1)(2)
Subscription solutions	123	134	108	97	95	97	88	85
Merchant solutions	1,068	1,326	936	903	809	985	725	774
	1,191	1,460	1,044	1,000	904	1,082	813	859

Gross profit	1,169	1,352	1,118	1,045	957	1,062	901	835

Operating expenses
Sales and marketing(1)(2)(4)	405	348	331	353	361	317	295	321
Research and development(1)(2)(4)	377	351	332	349	335	311	313	648
General and administrative(1)(3)(4)(5)	109	112	114	60	124	100	137	131
Transaction and loan losses	75	76	58	42	51	45	34	31
Impairment on sales of Shopify's logistics businesses	—	—	—	—	—	—	—	1,340
Total operating expenses	966	887	835	804	871	773	779	2,471
Income (loss) from operations	203	465	283	241	86	289	122	(1,636)

Net (loss) gain on equity and equity method investments	(1,044)	906	484	(120)	(417)	320	545	281
Other Income, net	71	50	93	82	75	73	61	54
(Loss) income before income taxes	(770)	1,421	860	203	(256)	682	728	(1,301)
Recovery of (provision for) income taxes	88	(128)	(32)	(32)	(17)	(25)	(10)	(10)
Net (loss) income	(682)	1,293	828	171	(273)	657	718	(1,311)

Net (loss) income per share attributable to shareholders:
Basic	$(0.53)	$1.00	$0.64	$0.13	$(0.21)	$0.51	$0.56	$(1.02)
Diluted	$(0.53)	$0.99	$0.64	$0.13	$(0.21)	$0.51	$0.55	$(1.02)

(1) Includes stock-based compensation expense and related payroll taxes as follows:

	Three months ended
	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023(a)	Jun 30, 2023(a)
	(in US $ millions)
Cost of revenues	1	—	—	3	1	1	—	1
Sales and marketing	13	13	15	10	12	14	17	13
Research and development	84	81	77	73	72	69	70	252
General and administrative	25	24	23	23	26	19	20	19
	123	118	115	109	111	103	107	285
(a) Includes accelerated stock-based compensation of $1 million and $4 million in sales and marketing during the second and third quarters of 2023, respectively, and $164 million in research and development during the second quarter of 2023.
(2) Includes amortization of acquired intangibles as follows:

	Three months ended
	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023
	(in US $ millions)
Cost of revenues	2	1	3	4	4	4	4	8
Sales and marketing	—	1	—	—	—	—	—	1
Research and development	1	—	1	—	—	—	—	—
	3	2	4	4	4	4	4	9

(3) In the second quarter of 2024, we released an accrual for an estimated liability of $55 million associated with a legal matter.
(4) In the second quarter of 2023, we had $148 million of severance related costs associated with reductions in workforce with $28 million in sales and marketing, $102 million in research and development and $18 million in general and administrative.
(5) In the third quarter of 2023, we had $38 million of impairment related costs associated with right-of-use assets and leasehold improvements.
We believe that period-over-period comparisons are more meaningful than our sequential results due to seasonality in our business. While we believe that this seasonality has affected and will continue to affect our quarterly results, our rapid growth has partially masked seasonal trends to date. Our merchant solutions revenues are directionally correlated with our merchants' GMV. Our merchants' GMV typically increases during the fourth-quarter holiday season. As a result, we have historically generated higher merchant solutions revenues in our fourth quarter than in other quarters. As a result of the growth of our merchant solutions offerings, we believe that our business may become more seasonal in the future, and that historical patterns in our business may not be a reliable indicator of our future performance.
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
Quarterly Operating Expenses Trends
Excluding the events described below and outlined in the tables above, prior to the second quarter of 2023 operating expense growth was relatively steady. Following the workforce reduction and sales of our logistics businesses in the second quarter of 2023, operating expenses decreased and continued to decrease in the third quarter of 2023. In the fourth quarter of 2023 and the first quarter of 2024, we saw increased spend to support our operations growth. Due to the reversal of a previously recorded estimated legal liability in the second quarter of 2024, operating expenses decreased versus the first quarter of 2024. In the third quarter of 2024 and continuing into the first quarter of 2025, operating expenses increased in connection with operations growth.
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
Quarterly (Loss) Gain on Equity and Equity Method Investments and Other Income Trends
Historically, there have been no consistent trends associated with (loss) gain on equity and equity method investments and other income as changes are impacted by fluctuations in the fair value of our equity investments in public companies with readily determinable fair values, observable changes or impairments associated with our equity investments in private companies without readily determinable fair values, changes in our equity method investment based on our share of income and loss, including amortization of the basis difference, changes in the fair value of our investments in convertible notes of private companies, foreign exchange rates and interest rates. The results from these changes may fluctuate from period to period and may cause volatility to our earnings as well as impact comparability of our results from period to period.
Liquidity and Capital Resources
We generate liquidity through operating cash flows. Previously, we have financed our operations from sale of equity securities and the sale of the Notes, raising approximately $7.8 billion, net of issuance costs, from investors.
Shopify maintains a short-form base shelf prospectus with the securities commissions in each of the provinces and territories of Canada, except Quebec, and a corresponding shelf registration statement on Form F-10 with the U.S. SEC. This allows us to offer Class A subordinate voting shares, preferred shares, debt securities, warrants, subscription receipts, units, or any combination thereof, from time to time during the 25-month period that the shelf prospectus is effective. The type of securities and the specific terms thereof will be determined at the time of any offering and will be described in the applicable prospectus supplement to be filed separately with Canadian securities regulators and the SEC.
Our principal cash requirements are for working capital and ongoing operations. Excluding current deferred revenue and convertible senior notes, working capital as of March 31, 2025 was $6.7 billion. The $920 million in aggregate principal amount of Notes due in less than one year may be settled in Class A subordinate voting shares instead of cash, at our option. As a result of our employee compensation program there is a potential for an increase in cash usage as employees have the ability to elect how much of their total compensation will be in the form of cash versus stock-based compensation awards. Given the ongoing cash generated from operations and our existing cash and cash equivalents, we believe there is sufficient liquidity to meet our current and planned financial obligations over the next 12 months and into the foreseeable future. Our future financing requirements will depend on many factors, including but not limited to our growth rate, subscription renewal activity, the timing and extent of spending to support development of our platform, the expansion of sales and marketing activities, the macroeconomic conditions and overall levels of consumer spending on goods and potential strategic investments and acquisitions activity. Although we currently are not a party to any material undisclosed agreement and do not have any understanding with any third parties with respect to potential material investments in, or material acquisitions of, businesses or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
In April 2025, consistent with the Company's ongoing strategic investments, the Company invested $67 million in private companies.
Cash, Cash Equivalents and Marketable Securities
Cash, cash equivalents and marketable securities increased by $35 million to $5.5 billion as of March 31, 2025 from $5.5 billion as of December 31, 2024, primarily as a result of cash provided by our operations and proceeds from exercise of stock options partially offset by the purchase and origination of loans, net of repayments, acquisition of business, net of cash acquired and the purchase of equity and other investments. Cash equivalents and marketable securities include money market funds, term deposits, U.S. federal bonds and agency securities and corporate bonds and commercial paper, all maturing within the 12 months from March 31, 2025.
The following table summarizes our total cash, cash equivalents and marketable securities as well as our operating, investing and financing activities for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
	(in US $ millions)
Cash, cash equivalents and marketable securities (end of period)	5,514	5,177

Net cash provided by (used in):
Operating activities	367	238
Investing activities	(619)	(27)
Financing activities	59	3
Effect of foreign exchange on cash and cash equivalents	4	(4)
Net (decrease) increase in cash and cash equivalents	(189)	210
Increase (decrease) in marketable securities(1)	224	(41)
Net increase in cash, cash equivalents and marketable securities	35	169
 (1) Excludes $894 million and $175 million of marketable securities classified in "Long-term Investments" as of March 31, 2025 and 2024, respectively.
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
For the period ended March 31, 2025, net cash provided by operating activities was primarily the result of operating income, once adjusted for non-cash items, slightly offset by a use of cash due to an increase in non-cash working capital.

Cash Flows From Investing Activities
Net cash used in investing activities in the three months ended March 31, 2025 was driven by $387 million used for purchases of marketable securities, net of maturities, $168 million used for purchases and originations of loans, net of repayments and sales, $56 million used in acquisitions of businesses, net of cash acquired, $4 million used to purchase equity and other investments and $4 million used to purchase property and equipment, which consisted mainly of computer equipment.
Cash Flows From Financing Activities
Net cash provided by financing activities in the three months ended March 31, 2025 was driven by proceeds from the issuance of Class A subordinate voting shares and Class B restricted multiple voting shares as a result of stock options exercises.
Contractual Obligations
Our principal commitments consist of our Notes, unconditional purchase obligations and obligations under our operating leases for office space. There have been no significant changes to our principal commitments, as compared to the principal commitments described in our 2024 Form 10-K.
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
Litigation and Loss Contingencies
We are not aware of any litigation matters or loss contingencies that would be expected to have a material adverse effect on the business, condensed consolidated financial position, results of operations or cash flows.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of significant judgment. Actual results may vary from our estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our condensed consolidated financial statements.
Our critical accounting policies, estimates, and judgements are discussed in Part II — Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2024 Form 10-K as well as "Note 3 - Significant Accounting Policies" in the notes to the condensed consolidated financial statements included in Part I — Item 1 of this Quarterly Report on Form 10-Q.
Item 3: Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, as discussed in Note 3 in our condensed consolidated financial statements and the accompanying notes for the fiscal quarter ended March 31, 2025, as well as in our audited consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2024. These risks primarily include foreign currency exchange risk, equity and other investments risk, interest rate risk, concentration of credit risk and inflation risk, as discussed below. We regularly assess these risks to minimize any adverse effects on our business as a result of those factors.

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
Effect of Foreign Exchange Rates
The following non-GAAP financial measures convert our revenues, cost of revenues, operating expenses and income (loss) from operations in the current reporting period using the comparative prior year period's monthly average exchange rates:

	Three months ended March 31,
	2025			2024
	GAAP Amounts as Reported	Exchange Rate Effect (1)	At Prior Period Effective Rates (2)	GAAP Amounts as Reported
	(in US $ millions)
Revenues	2,360	18	2,378	1,861
Cost of revenues	(1,191)	(8)	(1,199)	(904)
Operating expenses	(966)	(14)	(980)	(871)
Income (loss) from operations	203	(4)	199	86
(1) Represents the increase or decrease in GAAP amounts reported resulting from using the comparative period's effective foreign exchange rates. The exchange rate effect is primarily driven by fluctuations in CAD, EUR and AUD foreign exchange rates.
(2) Represents the outcome that would have resulted if the comparative period's effective foreign exchange rates are applied to the current reporting period.
This effect of foreign exchange rates on our condensed consolidated statements of operations disclosure is a supplement to our condensed consolidated financial statements, which are prepared and presented in accordance with U.S. GAAP. We have provided the above non-GAAP disclosure as we believe it presents a clear comparison of our period to period operating results by removing the impact of fluctuations in foreign exchange rates and to assist investors in understanding our financial and operating performance. Non-GAAP financial measures are not recognized measures for financial statement presentation under U.S. GAAP, do not have standardized meanings and may not be comparable to similar measures presented by other public companies. Such non-GAAP financial measures should be considered as a supplement to, and not as a substitute for, or superior to, the corresponding measures calculated in accordance with U.S. GAAP.

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

	Three months ended March 31,
	2025			2024
	GAAP Amounts As Reported	Exchange Rate Effect(1)(2)	At 10% Stronger Rates(3)	GAAP Amounts As Reported	Exchange Rate Effect(2)	At 10% Stronger Rates(1)(3)
	(in US $ millions)
Revenues	2,360	52	2,412	1,861	37	1,898
Cost of revenues	(1,191)	(24)	(1,215)	(904)	(18)	(922)
Operating expenses	(966)	(27)	(993)	(871)	(27)	(898)
Income (loss) from operations	203	1	204	86	(8)	78
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
Equity and Other Investments Risk
We hold equity and other investments that are subject to market-related risks that could substantially reduce or increase the fair value of our holdings. As of March 31, 2025, we had equity and other investments in public and private companies and our equity method investment totaled $4.3 billion. Our equity and other investments with readily determinable fair values, representing $2.3 billion of our investments as of March 31, 2025, are recorded at fair value, which is subject to market price volatility. Our equity investments in private companies, representing $709 million of our investments as of March 31, 2025, are recorded using the measurement alternative and are assessed each reporting period for observable price changes and impairments, which may involve estimates and judgments given the lack of readily available market data. Certain equity investments in private companies are in the early stages of development and are inherently risky due to their lack of operational history. Our equity method investment in Flexport, representing $619 million of our investments as of March 31, 2025, is subject to market-related risks based on our share of income or loss, including amortization of the basis difference, from this investment which may cause volatility to our earnings. Our debt investments in convertible notes of private companies are recorded at fair value represented $560 million of our investments as of March 31, 2025, which are impacted by the underlying entities' valuations and interest rates. Our investment option derivative to purchase Series B common shares in Klaviyo, representing $118 million of our investments as of March 31, 2025, is impacted by market price volatility and interest rates.
Our marketable securities greater than one year, and less than 3 years, representing $894 million of our investments as of March 31, 2025, are recorded at carrying value and any changes in the fair value due to the interest rate are not recorded until the investment is sold as they are classified as "held to maturity".
The results from these changes may fluctuate from period to period and may cause volatility to our earnings as well as impact comparability of our results from period to period.
Interest Rate Risk
We had cash, cash equivalents and marketable securities in our cash management program totaling $5.5 billion as of March 31, 2025. The cash and cash equivalents are held for operations and working capital purposes. Our investments within cash, cash equivalents and marketable securities are made for capital preservation purposes. We do not enter into these types of investments for trading or speculative purposes.
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
The Company holds convertible notes in private companies. These investments are classified as available-for-sale debt securities, for which we have elected to account for under the fair value option. These investments are carried at fair value at each balance sheet date and any movements in the fair value are recognized in "Net loss" in the condensed consolidated statements of operations and comprehensive income (loss). The underlying entity's valuation includes inputs such as interest rates which impact the market value of the investment.
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
Item 4: Controls and Procedures
All control systems, no matter how well designed, have inherent limitations. Accordingly, even disclosure controls and procedures and internal controls over financial reporting determined to be effective can only provide reasonable assurance of achieving their control objectives with respect to financial statement preparation and presentation.

Evaluation of disclosure controls and procedures
Management of the Company, under the supervision of the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining disclosure controls and procedures (as defined by the SEC) in Rule 13a-15(e) under the Exchange Act for the Company to ensure that material information relating to the Company, including its consolidated subsidiaries, that is required to be made known to the Chief Executive Officer and Chief Financial Officer by others within the Company and disclosed by the Company in reports filed or submitted by it under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and (ii) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures and have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2025.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a15(f)) identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1: Legal Proceedings
The information set forth under “Note 11 — Contingencies — Litigation and Loss Contingencies” to the condensed consolidated financial statements included in Part I — Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A: Risk Factors
We are subject to various risks and uncertainties that may affect our business, results of operations and financial condition including, not limited to, those described in Part I — Item 1A "Risk Factors” in the Company's 2024 Form 10-K. Current global economic and geopolitical events and conditions may amplify many of these risks. These risks are not the only risks that may affect us. Additional risks that we are not aware of or do not believe are material at the time of this filing may also become important factors that adversely affect our business. There have been no material changes to the Company’s risk factors from those disclosed in the 2024 Form 10-K.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
[None]
Item 3: Defaults Upon Senior Securities
Not applicable.
Item 4: Mine Safety Disclosures
Not applicable.
Item 5: Other Information
During the three months ended March 31, 2025, the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) listed below adopted, modified or terminated trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
On March 6, 2025, Gail Goodman, a member of the Company's board of directors, entered into a trading plan that provides for the potential sale of up to 41,430 shares of the Company’s Class A Subordinate Voting Shares. The plan will terminate on November 16, 2026, subject to early termination for certain specified events set forth in the plan.

Item 6: Exhibits
Index to Exhibits

Incorporated by Reference
No.	Exhibit Description	Filed or Furnished with this 10-Q	Form	File No.	Exhibit	Date Filed
31.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Shareholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags
X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2025, formatted in Inline XBRL	X
*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
May 8, 2025
Shopify Inc.

/S/ Jeff Hoffmeister
Jeff Hoffmeister
Chief Financial Officer
(principal financial officer)