Form 10-Q
period 2025-06-30
SHOPIFY INC.
filed 2025-08-06
CIK 1594805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
Form 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
___________________________

___________________________
Shopify Inc.
(Exact name of registrant as specified in its charter)
___________________________

Canada		001-37400	98-0486686
(State or other jurisdiction of incorporation or organization)		(Commission File Number)	(IRS Employer Identification No.)

151 O'Connor Street, Ground Floor			148 Lafayette Street
Ottawa,	Ontario		New York,	New York
Canada	K2P 2L8		USA	10013
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code: (613) 241-2828 x 1045
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Subordinate Voting Shares	SHOP	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 1,220,418,767 Class A Subordinate Voting Shares, 79,241,982 Class B Restricted Voting Shares and 1 Founder Share issued and outstanding as of August 1, 2025.

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
In some cases, you can identify forward-looking statements by terminology such as "enable", "may", "might", "will", "should", "assume", "could", "possible", "expects", "intends", "plans", "anticipates", "believes", "predicts", "potential", "continue", "become", "seek", or the negative of these terms or other similar words. Any forward-looking statements are based on our management’s perception of historic trends, current conditions and expected future developments, as well as other assumptions that management believes are appropriate in the circumstances. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking. In particular, forward-looking statements include, but are not limited to, statements about:
•our ability to: expand, grow and retain our merchant base; localize features; offer more sales channels that can connect to our platform; develop new solutions to extend our platform's functionality; catalyze merchants' sales growth; leverage emerging technologies, including artificial intelligence ("AI"); enhance our ecosystem and partner programs; provide a high level of merchant service and support; hire key talent and retain and motivate qualified personnel; and maximize long-term value;
•our products and solutions enabling and increasing the probability of merchant success;
•our beliefs regarding future macroeconomic conditions and the impact on Shopify Inc. ("Shopify" or the "Company") and our merchants, including pressure from inflation and international trade risks and trade protection measures, such as the evolving impacts from tariffs or the imposition of or an increase in tariffs, trade wars, barriers or restrictions, or threats of such actions and related uncertainty;
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
•enhancing our ecosystem and partner program, including through the formation of strategic partnerships;
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
•requirements upon a fundamental change, conversion or maturity of our 0.125% convertible senior notes due 2025 (the "Notes") and our expectations in the case of any conversions of the Notes;
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

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements (unaudited)

Shopify Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(Expressed in US $ millions, except share amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	1,542	1,498
Marketable securities	4,278	3,981
Trade and other receivables, net	350	342
Loans and merchant cash advances, net	1,597	1,224
Other current assets	234	209
	8,001	7,254
Long-term assets
Property and equipment, net	46	47
Operating lease right-of-use assets, net	97	93
Intangible assets, net	36	22
Deferred tax assets	31	37
Other long-term assets	28	21
Long-term investments	831	709
Equity and other investments ($3,417 and $3,930, carried at fair value)	4,405	4,647
Equity method investment	595	642
Goodwill	491	452
	6,560	6,670
Total assets	14,561	13,924
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	841	737
Deferred revenue	298	283
Operating lease liabilities	20	18
Convertible senior notes	919	918
	2,078	1,956
Long-term liabilities
Deferred revenue	123	147
Operating lease liabilities	200	190
Deferred tax liabilities	36	73
	359	410
Contingencies (Note 11)
Shareholders’ equity
Common stock, unlimited Class A subordinate voting shares authorized, 1,220,122,701 and 1,215,229,233, issued and outstanding; unlimited Class B restricted voting shares authorized, 79,245,482 and 79,350,906 issued and outstanding; 1 Founder share authorized, 1 and 1 issued and outstanding	9,985	9,634
Additional paid-in capital	281	305
Accumulated other comprehensive income (loss)	5	(10)
Accumulated surplus	1,853	1,629
Total shareholders’ equity	12,124	11,558
Total liabilities and shareholders’ equity	14,561	13,924
The accompanying notes are an integral part of these condensed consolidated financial statements.

Shopify Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)
(Expressed in US $ millions, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues
Subscription solutions	656	563	1,276	1,074
Merchant solutions	2,024	1,482	3,764	2,832
	2,680	2,045	5,040	3,906

Cost of revenues
Subscription solutions	121	97	244	192
Merchant solutions	1,257	903	2,325	1,712
	1,378	1,000	2,569	1,904

Gross profit	1,302	1,045	2,471	2,002

Operating expenses
Sales and marketing	415	353	820	714
Research and development	394	349	771	684
General and administrative	122	60	231	184
Transaction and loan losses	80	42	155	93
Total operating expenses	1,011	804	1,977	1,675
Income from operations	291	241	494	327

Other income (expense), net
Interest income	106	80	171	159
Net realized gain on equity and other investments	1	3	1	3
Net unrealized gain (loss) on equity and other investments	681	(79)	(340)	(452)
Net loss on equity method investment	(24)	(44)	(47)	(88)
Foreign exchange gain (loss)	24	2	30	(2)
Total other income (expense), net	788	(38)	(185)	(380)
Income (loss) before income taxes	1,079	203	309	(53)
Provision for income taxes	(173)	(32)	(85)	(49)
Net income (loss)	906	171	224	(102)

Net income (loss) per share attributable to shareholders:
Basic	$0.70	$0.13	$0.17	$(0.08)
Diluted	$0.69	$0.13	$0.17	$(0.08)

Weighted average shares used to compute net income (loss) per share attributable to shareholders:
Basic	1,297,746,050	1,288,900,183	1,296,593,342	1,288,138,451
Diluted	1,308,993,838	1,299,913,079	1,308,463,539	1,288,138,451

Other comprehensive income (loss)
Unrealized gain (loss) on cash flow hedges	16	(1)	21	(9)
Tax effect on unrealized gain (loss) on cash flow hedges	(5)	—	(6)	—
Total other comprehensive income (loss)	11	(1)	15	(9)
Comprehensive income (loss)	917	170	239	(111)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Shopify Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)
(Expressed in US millions, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit) Surplus	Total
	Shares	Amount
As of December 31, 2023	1,286,570,294	9,201	251	4	(390)	9,066
Exercise of stock options	351,486	6	(3)	—	—	3
Stock-based compensation	—	—	105	—	—	105
Vesting of restricted share units	1,206,213	76	(76)	—	—	—
Net loss and comprehensive loss for the period	—	—	—	(8)	(273)	(281)
As of March 31, 2024	1,288,127,993	9,283	277	(4)	(663)	8,893
Exercise of stock options	451,202	4	(1)	—	—	3
Stock-based compensation	—	—	106	—	—	106
Vesting of restricted share units	1,220,095	81	(81)	—	—	—
Net income and comprehensive loss for the period	—	—	—	(1)	171	170
As of June 30, 2024	1,289,799,290	9,368	301	(5)	(492)	9,172

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit) Surplus	Total
	Shares	Amount
As of December 31, 2024	1,294,580,140	9,634	305	(10)	1,629	11,558
Exercise of stock options	1,190,811	87	(28)	—	—	59
Stock-based compensation	—	—	114	—	—	114
Vesting of restricted share units	1,055,597	86	(88)	—	—	(2)
Issuance of shares related to business acquisition	252,257	24	(24)	—	—	—
Net loss and comprehensive income for the period	—	—	—	4	(682)	(678)
As of March 31, 2025	1,297,078,805	9,831	279	(6)	947	11,051
Exercise of stock options	1,132,628	68	(24)	—	—	44
Stock-based compensation	—	—	113	—	—	113
Vesting of restricted share units	1,156,751	86	(87)	—	—	(1)
Net income and comprehensive income for the period	—	—	—	11	906	917
As of June 30, 2025	1,299,368,184	9,985	281	5	1,853	12,124
The accompanying notes are an integral part of these condensed consolidated financial statements.

Shopify Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(Expressed in US $ millions)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Cash flows from operating activities
Net income (loss) the period	906	171	224	(102)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	8	10	16	20
Stock-based compensation	113	106	227	211
Impairment of right-of-use assets and leasehold improvements	10	—	10	—
Provision for transaction and loan losses	44	26	87	54
Deferred income tax expense (recovery)	98	2	(31)	3
Revenue related to non-cash consideration	(12)	(21)	(25)	(56)
Net (gain) loss on equity and other investments	(682)	76	339	449
Net loss on equity method investment	24	44	47	88
Unrealized foreign exchange (gain) loss	(46)	(2)	(58)	4
Changes in operating assets and liabilities	(35)	(72)	(41)	(93)
Net cash provided by operating activities	428	340	795	578
Cash flows from investing activities
Purchases of property and equipment	(6)	(7)	(10)	(13)
Purchases of marketable securities	(1,464)	(1,834)	(3,182)	(3,971)
Maturities of marketable securities	1,464	1,663	2,795	3,810
Purchases and originations of loans	(944)	(710)	(1,749)	(1,285)
Repayments and sales of loans	767	594	1,404	1,139
Purchases of equity and other investments	(71)	(106)	(75)	(107)
Acquisition of business, net of cash acquired	—	(26)	(56)	(26)
Other	2	2	2	2
Net cash used in investing activities	(252)	(424)	(871)	(451)
Cash flows from financing activities
Proceeds from the exercise of stock options	44	3	103	6
Net cash provided by financing activities	44	3	103	6
Effect of foreign exchange on cash, cash equivalents and restricted cash	13	(1)	17	(5)
Net increase (decrease) in cash, cash equivalents and restricted cash	233	(82)	44	128
Cash, cash equivalents and restricted cash – beginning of period	1,309	1,623	1,498	1,413
Cash, cash equivalents and restricted cash – end of period	1,542	1,541	1,542	1,541

Supplemental cash flow information:
Cash paid for income taxes, net	61	40	88	49
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
The quarterly results for the three and six months ended June 30, 2025 are not necessarily indicative of the results expected for the full fiscal year.
3.Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies and no material updates in the Company's assessment of the recent accounting pronouncements not yet adopted during the three and six months ended June 30, 2025, as compared to the significant accounting policies described in the Company’s annual consolidated financial statements for the year ended December 31, 2024.
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
The Company also holds debt securities in the form of convertible notes in private companies classified as available-for-sale for which the Company has elected to apply the fair value option. The investments are carried at fair value at each balance sheet date and any movements in the fair values are classified as "Other income (expense), net" in the condensed consolidated statements of operations and comprehensive income (loss).
The following tables summarize debt securities by balance sheet classification and level within the fair value hierarchy:

	June 30, 2025
	Carrying Value
	Cash Equivalents	Marketable Securities	Long-term Investments	Equity and Other Investments	Fair Value
	(in US $ millions)
Level 1:
U.S. term deposits	—	500	—	—	511
U.S. federal bonds and agency securities	—	1,897	558	—	2,455
Corporate bonds and commercial paper	112	—	—	—	112
	112	2,397	558	—	3,078

Level 2:
Corporate bonds and commercial paper	—	1,881	273	—	2,154

Level 3:
Convertible notes in private companies	—	—	—	530	530
	112	4,278	831	530	5,762
The fair values of marketable securities above include accrued interest of $39 million, which is excluded from the carrying amounts. The accrued interest is included in "Trade and other receivables, net" in the condensed consolidated balance sheets. Additional accrued interest of $83 million recognized on the convertible notes in private companies is included in the carrying amount and fair value above.

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
The following table outlines estimated fair values of our debt securities by date of contractual maturity as of June 30, 2025:

Fair Value
(in US $ millions)
Due within one year	4,400
Due after one year to three years	832
5,232

Equity Securities
The Company holds equity investments in public and private companies that were obtained through a combination of direct investment and strategic partnerships.
Equity Investments with Readily Determinable Fair Values
Equity investments with readily determinable fair values are comprised of:

	June 30, 2025			December 31, 2024
	Level 1	Level 3	Total	Level 1	Level 3	Total
	(in US $ millions)
Affirm Holdings, Inc.	1,403	—	1,403	1,236	—	1,236
Global-E Online Ltd.	742	—	742	1,205	—	1,205
Klaviyo, Inc.(1)	524	86	610	615	127	742
	2,669	86	2,755	3,056	127	3,183
(1) In the three and six months ended June 30, 2025, $9 million and $14 million was transferred from Level 3 to Level 1, respectively, due to the vesting of warrants (June 30, 2024 - $8 million and $17 million). The equity investments categorized as Level 3 in the fair value hierarchy represent unvested warrants that require the application of a discount for lack of marketability which was 17% at June 30, 2025 (December 31, 2024 - 18%).
Adjustments related to equity and other investments with readily determinable fair values for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in US $ millions)
Balance, beginning of the period	2,253	2,009	3,183	2,360

Adjustments related to equity and other investments with readily determinable fair values:
Net unrealized gains (losses)	502	(152)	(428)	(503)
Balance, end of the period	2,755	1,857	2,755	1,857
Equity Investments without Readily Determinable Fair Values
The carrying value of equity investments in private companies without readily determinable fair values were as follows:

	June 30, 2025	December 31, 2024
	(in US $ millions)
Total initial value	1,079	957
Cumulative gross unrealized gains	309	144
Cumulative gross unrealized losses and impairment	(400)	(384)
Total carrying value of equity and other investments without readily determinable fair values	988	717

Adjustments related to equity and other investments without readily determinable fair values for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in US $ millions)
Balance, beginning of the period	709	498	717	505

Adjustments related to equity and other investments without readily determinable fair values:
Purchases of equity and other investments	71	106	75	107
Gross unrealized gains(1)	165	79	165	80
Sales of equity and other investments	(1)	—	(1)	—
Gross unrealized losses and impairments(2)	(3)	—	(15)	(9)
Transfers into measurement alternative(3)	47	—	47	—
Balance, end of the period	988	683	988	683
(1) During the three and six months ended June 30, 2025, the Company identified an observable price change resulting in the remeasurement of a private investment at fair value on a non-recurring basis. The resulting unrealized gains of $163 million (June 30, 2024 - $78 million) were presented as "net unrealized gain (loss) on equity and other investments" in the condensed consolidated statements of operations and comprehensive income (loss).
(2) During the three and six months ended June 30, 2025, the Company applied certain valuation methods based on information available, including the market approach and option pricing models in order to quantify the level of impairment recognized. During the six months ended June 30, 2024, the Company identified an observable price change resulting in the remeasurement of private investments at fair value on a non-recurring basis. The resulting unrealized losses and impairments were presented as "net unrealized gain (loss) on equity and other investments" in the condensed consolidated statements of operations and comprehensive income (loss).
(3) In the three and six months ended June 30, 2025, convertible notes in private companies with a fair value of $45 million and accrued interest of $2 million were converted and transferred from debt securities to equity investments without readily determinable fair values.
As of June 30, 2025, included in the total $988 million of equity and other investments without readily determinable fair values, $846 million was remeasured at fair value and was classified within Level 3 of the fair value measurement hierarchy on a non-recurring basis.
Equity Method Investment
The Company holds an equity method investment in Flexport which is presented within "Equity method investment" in the condensed consolidated balance sheets and is carried at the amount of Shopify’s original investment, as adjusted each period for Shopify’s share of the investee’s income or loss and the basis difference amortization, which is the difference between the fair value of our investment in the company and the underlying equity in the net assets of the investee. Results are reported with a one-quarter delay due to the timing of financial information availability from the investee. For the three and six months ended June 30, 2025, our share of the loss in the investee was $24 million and $47 million, respectively (June 30, 2024 - $44 million and $88 million), and is presented within "net loss on equity method investment" in the condensed consolidated statements of operations and comprehensive income (loss).
Derivative Instruments and Hedging
As of June 30, 2025, the Company held foreign exchange forward contracts and options for USD, GBP, Australian dollars ("AUD") and CAD with a total notional value of $550 million (December 31, 2024 - $454 million), to fund a portion of its operations. The fair value of foreign exchange forward contracts and options was based upon Level 2 inputs, which included period-end mid-market quotations for each underlying contract as calculated by the financial institution with which the Company has transacted. The quotations are based on bid/ask quotations and represent the discounted future settlement amounts based on current market rates.

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
The fair values of outstanding derivative instruments were as follows:

	June 30, 2025	December 31, 2024
	(in US $ millions)
Level 2:
Foreign exchange forward contracts and options assets (classified in other current assets)	8	—
Foreign exchange forward contract liabilities (classified in accounts payable and accrued liabilities)	2	13
Unrealized gains and losses related to changes in the fair value of foreign exchange forward contracts and options designated as cash flow hedges were as follows:

	June 30, 2025	June 30, 2024
	(in US $ millions)
Unrealized gains	8	—
Unrealized losses	—	(3)
Total net unrealized (losses) gains	8	(3)
These unrealized gains and losses were included in "accumulated other comprehensive income (loss)", "other current assets" and "accounts payable and accrued liabilities" in the condensed consolidated balance sheets. These amounts are expected to be reclassified into earnings over the next twelve months.
Realized losses related to the maturity of foreign exchange forward contracts and options designated as cash flow hedges were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in US $ millions)
Realized losses in operating expenses	—	(2)	6	(2)
Derivative Instruments Not Designated as Hedges
The Company holds an investment option to purchase 15,743,174 of Series B common shares of Klaviyo, Inc. at an exercise price of $88.93 with an expiration date of July 28, 2030. The options are fair valued quarterly under Level 3 of the fair value hierarchy as certain unobservable inputs are used within the Black-Scholes model as well as a discount for lack of marketability. The fair value of the options as of June 30, 2025, utilizing a discount for lack of marketability of 29%, was $132 million (December 31, 2024 - 29% and $204 million) and is presented within "Equity and other investments" in the condensed consolidated balance sheets. The Company recognized an unrealized gain of $14 million and unrealized loss of $72 million for the three and six months ended June 30, 2025, respectively (June 30, 2024 - unrealized loss of $7 million and $23 million) and is presented as a component of "Net unrealized gain (loss) on equity and other investments".

5.Trade and Other Receivables
Trade receivables and unbilled revenues, net of allowance for credit losses, were as follows:

	June 30, 2025	December 31, 2024
	(in US $ millions)
Unbilled revenues, net	175	175
Trade receivables, net	69	77
Indirect taxes receivable	41	49
Accrued interest	39	19
Other receivables	26	22
	350	342
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
Activity in the allowance for credit losses was as follows for the three and six months ended:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in US $ millions)
Balance, beginning of the period	16	16	16	13
Provision for credit losses related to uncollectible receivables	7	2	14	8
Write-offs	(7)	(3)	(14)	(6)
Balance, end of the period	16	15	16	15
6.Loans and Merchant Cash Advances

	June 30, 2025	December 31, 2024
	(in US $ millions)
Loans receivable, gross(1)	1,444	1,131
Allowance for credit losses related to uncollectible loans receivable	(138)	(110)
Merchant cash advances receivable, gross	322	234
Allowance for credit losses related to uncollectible merchant cash advances receivable	(31)	(31)
Loans and merchant cash advances, net	1,597	1,224
(1) Included in the loans receivable gross balance as of June 30, 2025 is $21 million of interest receivable (December 31, 2024 - $15 million).
Certain loans and merchant cash advances are facilitated by the Company and originated by a bank partner, from whom the Company then purchases the loans and merchant cash advances obtaining all rights, title and interest or discount. In the three and six months ended June 30, 2025, the Company purchased $1.0 billion and $1.8 billion, respectively, of loans and merchant cash advances to Shopify merchants (June 30, 2024 - $705 million and $1.3 billion). For some loans, the Company sells its full rights, title and interest to third-party investors. We account for the asset transfer as a sale and derecognize the full amount the Company paid to its bank partner to originate the loan and record a gain on sale of the loans sold to the third-party investor as revenue upon transfer of title. In the three and six months ended

June 30, 2025, the Company did not sell loans to third-party investors (June 30, 2024 - $62 million and $116 million).
In the three and six months ended June 30, 2025, the Company recognized revenue of $62 million and $119 million, respectively, related to interest and fees earned on the Company's lending services, which do not represent revenues recognized in the scope of ASC 606, Revenue from Contracts with Customers (June 30, 2024 - $43 million and $82 million).
Loans
The following table summarizes the activities of the Company’s allowance for credit losses related to uncollectible loans receivable for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in US $ millions)
Allowance, beginning of the period	129	72	110	60
Provision for credit losses related to uncollectible loans receivable	32	24	72	46
Loans receivable charged off, net of recoveries	(23)	(14)	(44)	(24)
Allowance, end of the period	138	82	138	82
The following table presents the delinquency status of the gross amount of merchant loans by year of origination. The delinquency status is determined based on the number of days past the contractual or expected repayment date for which the Company anticipates to receive the amounts outstanding. The "current" category represents balances that are anticipated to be repaid within 29 days of the contractual repayment dates, or are anticipated to be repaid within 29 days of the expected repayment date.

	June 30, 2025
	Year of origination
	2025	2024	Total	Percent
	(in US $ millions)
Current	1,139	196	1,335	92.5%
30-59 Days	3	4	7	0.5%
60-89 Days	2	4	6	0.4%
90-179 Days	6	13	19	1.3%
180+ Days	20	57	77	5.3%
Total	1,170	274	1,444	100.0%

	December 31, 2024
	Year of origination
	2024	2023	Total	Percent
	(in US $ millions)
Current	1,051	8	1,059	93.7%
30-59 Days	5	1	6	0.5%
60-89 Days	4	2	6	0.5%
90-179 Days	7	3	10	0.9%
180+ Days	34	16	50	4.4%
Total	1,101	30	1,131	100.0%
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
Merchant Cash Advances
The following table summarizes the activities of the Company’s allowance for credit losses related to uncollectible merchant cash advances receivable for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in US $ millions)
Allowance, beginning of the period	33	32	31	36
Provision for credit losses related to uncollectible merchant cash advances receivable	10	4	16	7
Merchant cash advances receivable charged off, net of recoveries	(12)	(5)	(16)	(12)
Allowance, end of the period	31	31	31	31
7.Intangible Assets

	June 30, 2025
	Cost	Accumulated amortization	Net book value
	(in US $ millions)
Acquired technology	92	57	35
Other intangible assets	5	4	1
Software development costs	14	14	—
	111	75	36

	December 31, 2024
	Cost	Accumulated amortization	Net book value
	(in US $ millions)
Acquired technology	72	51	21
Other intangible assets	5	4	1
Software development costs	14	14	—
	91	69	22
The following table illustrates the classification of amortization expense related to intangible assets in the condensed consolidated statements of operations and comprehensive income (loss):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in US $ millions)
Cost of revenues	2	4	4	8
Research and development	1	—	2	—
	3	4	6	8

Estimated future amortization expense related to intangible assets, as of June 30, 2025 is as follows:

Fiscal Year	Amount
(in US $ millions)
2025	6
2026	9
2027	8
Thereafter	2
Total	25
8.Goodwill
The Company's goodwill relates to acquisitions of various companies.
The gross changes in the carrying amount of goodwill during the six months ended June 30, 2025 and the year ended December 31, 2024 are as follows:

	June 30, 2025	December 31, 2024
	(in US $ millions)
Balance, beginning of the period	452	427
Acquisitions(1)(2)	39	25
Balance, end of the period	491	452
(1) During the six months ended June 30, 2025, the Company completed the acquisition of Vantage Discovery Inc. (see note 18).
(2) During the year ended December 31, 2024, the Company completed individually immaterial acquisitions that resulted in goodwill being recognized.
9.Deferred Revenue

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in US $ millions)
Balance, beginning of the period	430	479	430	498
Deferral of revenue(1)	114	110	171	166
Recognition of deferred revenue from beginning balance	(123)	(121)	(180)	(196)
Balance, end of the period	421	468	421	468
(1) Deferral of revenue includes only the portion of collections from merchant billings throughout the period, primarily related to subscription fees, for which the services have not yet been provided. The amounts primarily exclude subscription revenue that has both been deferred and recognized within the period presented.

	June 30, 2025	June 30, 2024
	(in US $ millions)
Current portion	298	298
Long-term portion	123	170
	421	468
The opening balances of current and long-term deferred revenue were $302 million and $196 million, respectively, as of January 1, 2024.
As of June 30, 2025, the long-term deferred revenue, excluding non-cash consideration received, will be recognized ratably over the remaining terms of the contracts with the customers, which range from two to three years.

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
The table below summarizes the gross changes in deferred revenue associated with this non-cash consideration received for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in US $ millions)
Balance, beginning of the period	177	249	190	284
Revenue recognized related to non-cash consideration	(12)	(21)	(25)	(56)
Balance, end of the period	165	228	165	228

Current portion			49	64
Long term portion			116	164
			165	228
The Company will recognize this revenue ratably over the remaining terms of the respective strategic partnership service agreements, which range from two to five years.
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
The Notes have a conversion rate of 6.9440 Class A subordinate voting shares per one thousand dollars of principal amount of Notes, adjusted to give effect to the share split effected in June 2022, which is equivalent to a conversion price of approximately $144.01. The conversion rate is subject to adjustment following the occurrence of certain specified events, as set out or defined in the supplemental indenture governing the Notes. In addition, upon the occurrence of a make-whole fundamental change prior to the maturity date or upon our issuance of a notice of redemption, as set out or defined in the supplemental indenture governing the Notes, the Company will, in certain circumstances, increase the conversion rate by a number of additional Class A subordinate voting shares for a holder that elects to convert its Notes in connection with such make-whole fundamental change or during the relevant redemption period. Beginning August 1, 2025, Note holders may convert all or any portion of their Notes at the applicable conversion price at the time.
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

The net carrying amount of the outstanding Notes was as follows:

	June 30, 2025	December 31, 2024
	(in US $ millions)
Principal	920	920
Unamortized offering costs	(1)	(2)
Net carrying amount	919	918
In the three and six months ended June 30, 2025, the Company recognized $1 million (June 30, 2024 - $1 million) of contractual interest expense, and recognized nil and $1 million, respectively (June 30, 2024 - nil and $1 million), of amortization of offering costs, related to the outstanding Notes.
As of June 30, 2025, the estimated fair value of the Notes was approximately $936 million (December 31, 2024 - $939 million). The estimated fair value was determined based on the last executed trade for the Notes of the reporting period in an over-the-counter market, which is considered as Level 2 in the fair value hierarchy.
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
12.Related Parties
The Company has a commercial agreement with Flexport, a company in which it has an equity method investment. The Company earns a share of revenues for orders processed or otherwise sent through services provided by Shopify. In both the three and six months ended June 30, 2025, the Company recognized nil revenue related to this agreement. The Company has a separate agreement with Flexport to provide co-marketing services for the coordinated marketing of fulfillment-related products and services to current and prospective merchants. In the three and six months ended June 30, 2025, the Company recognized $2 million and $4 million of expense in the condensed consolidated statements of operations and comprehensive income (loss), respectively, and as of June 30, 2025, $20 million in "Other current assets" and $3 million in "Other long-term assets" in the condensed consolidated balance sheets is related to this agreement.
The Company also has an investment in Flexport in the form of convertible notes with a fair value of $307 million as of June 30, 2025 (December 31, 2024 - $291 million). The Company has elected to account for it using the fair value option for the investment, which is classified within "Equity and other investments". In the three and six months ended June 30, 2025, the Company has recognized $9 million and $17 million of interest income related to the convertible notes within "Interest income", respectively (June 30, 2024 - $8 million and $16 million), and an immaterial amount of unrealized losses in the condensed consolidated statements of operations and comprehensive income (loss).
13.Shareholders’ Equity
Stock-Based Compensation
As of June 30, 2025, there were 472,100,877 shares reserved for issuance under the Company's Third Amended and Restated Stock Option Plan ("SOP") and the Third Amended and Restated Long Term Incentive Plan ("LTIP").

The following table summarizes the stock option and Restricted Share Unit ("RSU") award activities under the Company's share-based compensation plans for the six months ended June 30, 2025:

	Shares Subject to Options Outstanding					Outstanding RSUs
	Number of Options(1)	Weighted Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value(2)	Weighted Average Grant Date Fair Value	Outstanding RSUs	Weighted Average Grant Date Fair Value
	(in US $ millions, except share and share price amounts)
December 31, 2024	14,636,992	64.49	7.68	623	—	5,121,069	74.90
Stock options granted	1,577,868	121.97	—	—	63.33	—	—
Stock options exercised	(2,323,439)	44.16	—	—	—	—	—
Stock options forfeited	(141,620)	63.64	—	—	—	—	—
RSUs granted	—	—	—	—	—	2,376,907	107.54
RSUs settled	—	—	—	—	—	(2,212,348)	80.32
RSUs forfeited	—	—	—	—	—	(261,711)	74.93
June 30, 2025	13,749,801	74.53	7.59	608	—	5,023,917	87.96

Stock options exercisable as of June 30, 2025	6,290,283	64.62	6.08	351
(1) As of June 30, 2025, nil of the outstanding stock options were granted under the Company's Fourth Amended and Restated Stock Option Plan ("Legacy Option Plan") and there are no longer any outstanding stock options granted under the Legacy Option Plan, 13,712,770 of the outstanding stock options were granted under the Company's SOP and are exercisable for Class A subordinate voting shares, and 37,031 of the outstanding stock options were granted under the Deliverr 2017 Stock Option and Grant Plan and are exercisable for Class A subordinate voting shares.
(2) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company's Class A subordinate voting shares as of June 30, 2025 and December 31, 2024.
As of June 30, 2025, the Company had issued 3,851 deferred share units ("DSUs") under its LTIP.
In connection with the acquisition of Vantage Discovery Inc., 252,257 Class A subordinate voting shares were issued with trading restrictions. The restrictions on these shares are lifted over time and are being accounted for as stock-based compensation as the vesting is contingent on continued employment and therefore related to post-combination services. As of June 30, 2025, 252,257 of the Class A subordinate voting shares remained restricted.
The following table illustrates the classification of stock-based compensation expense in the condensed consolidated statements of operations and comprehensive income (loss), which includes both stock-based compensation and restricted stock-compensation expense:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in US $ millions)
Cost of revenues	1	3	2	4
Sales and marketing	11	10	23	21
Research and development	80	70	159	138
General and administrative	21	23	43	48
	113	106	227	211

14.Changes In Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss), which is reported as a component of shareholders’ equity:

	Six months ended June 30,
	2025	2024
	(in US $ millions)
Balance, beginning of the period	(10)	4

Other comprehensive (loss) income before reclassifications	15	(11)
Gain on cash flow hedges reclassified from accumulated other comprehensive (loss) income to earnings:
Sales and marketing	1	—
Research and development	4	2
General and administrative	1	—
Tax effect on unrealized gain (loss) on cash flow hedges	(6)	—
Other comprehensive income (loss), net of tax	15	(9)
Balance, end of the period	5	(5)
15.Income Taxes
The Company's provision for, or recovery of, income taxes is determined by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
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
The Company had a provision for income taxes of $173 million in the three months ended June 30, 2025, as a result of unrealized gain on equity and other investments and on account of earnings in various jurisdictions.
The Company had a provision for income taxes of $85 million in the six months ended June 30, 2025, as a result of earnings in various jurisdictions, partially offset by unrealized loss on equity and other investments.
The Company had a provision for income taxes of $32 million and $49 million in the three and six months ended June 30, 2024, respectively, on account of earnings in jurisdictions outside of North America.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes provisions such as full expensing of U.S. research and experimental expenditures and changes to the U.S. international tax framework. The Company is evaluating the impact of the OBBBA on its consolidated financial statements.

16.Net Income (Loss) per Share
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
The following table summarizes the reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in US $ millions, except share and per share amounts)
Numerator:
Net income (loss)	906	171	224	(102)

Denominator:
Basic weighted average number of shares outstanding	1,297,746,050	1,288,900,183	1,296,593,342	1,288,138,451
Weighted average effect of dilutive securities:
Stock options	3,290,102	3,613,930	3,700,679	—
Restricted share units	1,557,363	996,548	1,768,333	—
Convertible senior notes	6,388,480	6,388,480	6,388,480	—
Deferred share units	11,843	13,938	12,705	—
Diluted weighted average number of shares	1,308,993,838	1,299,913,079	1,308,463,539	1,288,138,451

Net income (loss) per share:
Basic	$0.70	$0.13	$0.17	$(0.08)
Diluted	$0.69	$0.13	$0.17	$(0.08)

Common stock equivalents excluded from net income (loss) per diluted share because they are anti-dilutive:
Stock options	675,113	97,134	458,122	15,600,685
Restricted share units	145,745	406,808	195,807	6,671,465
Convertible senior notes	—	—	—	6,388,480
Deferred share units	102	—	95	14,162
	820,960	503,942	654,024	28,674,792

17.Segment and Geographical Information
The Company's chief operating decision maker ("CODM") is its Chief Executive Officer. The CODM has determined that the Company operates in a single operating and reportable segment and manages segment performance and resource allocation based upon consolidated net income (loss). The CODM uses consolidated net income (loss) in deciding whether to reinvest profits into opportunities for the business, invest in business combinations or equity investments or return a portion of such profits to shareholders. The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets. Significant expenses reviewed by the CODM include those that are presented in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
The following table presents total external revenues by geographic location, based on the location of the Company’s merchants:

	Three months ended June 30,				Six months ended June 30,
	2025		2024		2025		2024
	(in US $ millions, except percentages)
North America
United States	1,703	63%	1,323	65%	3,203	64%	2,520	65%
Canada	133	5%	114	5%	252	5%	214	5%
EMEA	554	21%	381	19%	1,033	20%	735	19%
APAC	265	10%	203	10%	505	10%	392	10%
Latin America	25	1%	24	1%	47	1%	45	1%
Total Revenue	2,680	100%	2,045	100%	5,040	100%	3,906	100%
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
The following table summarizes the purchase price allocation of the Vantage assets acquired and liabilities assumed at the acquisition date in US $ millions:

Amount
Net assets	—
Intangible assets - acquired technology	20
Goodwill	39
Net deferred tax liability	—
Total purchase price	59
The acquired technology has an estimated fair value of $20 million using a cost approach and is being amortized over three years. Goodwill from the Vantage acquisition is attributable to the expected synergies that will result from integrating Vantage's technology with Shopify's Search offering, and the acquisition of the assembled workforce. None of the goodwill recognized is deductible for income tax purposes. There is no net deferred tax liability related to taxable temporary difference on acquired intangible assets due to offsetting deferred tax assets related to losses from the pre-acquisition period.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
In this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), "we", "us", "our", "Shopify" and "the Company" refer to Shopify Inc. and its consolidated subsidiaries, unless the context requires otherwise. In this MD&A, we present Shopify's results of operations and cash flows for the three and six months ended June 30, 2025 and 2024, and our financial position as of June 30, 2025. You should read this MD&A in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes thereto in Part 1 - Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in the Company's 2024 Form 10-K.
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
Business Overview
We believe we can help merchants of all verticals and sizes, from aspirational entrepreneurs to companies with large-scale, direct-to-consumer or business to business "B2B" operations, or both, realize their potential at all stages of their business life cycle. In the six months ended June 30, 2025, our platform facilitated gross merchandise volume ("GMV") of $162.6 billion, representing an increase of 27% from the six months ended June 30, 2024. A detailed description of this metric is presented below in the section entitled, "Key Performance Indicators".
During the six months ended June 30, 2025, our total revenue was $5.0 billion, an increase of 29% versus the six months ended June 30, 2024. Our business model has two revenue components: a recurring subscription component we call subscription solutions and a merchant success-based component we call merchant solutions.
In the six months ended June 30, 2025, subscription solutions revenues accounted for 25% of our total revenues (27% in the six months ended June 30, 2024). We offer a range of plans that increase in price depending on additional features and economic considerations. Shopify Plus is offered at a starting rate that is several times that of our standard Shopify plans. Shopify Plus solves for the complexity of merchants as they grow and scale globally, offering additional functionality and support, including features like Shopify Audiences, B2B features and Launchpad, for ecommerce automation. BarkBox, Vuori, BevMo, Carrier, JB Hi-Fi, Meta, ButcherBox, SKIMS and Supreme are a few of our notable merchants seeking a reliable, cost-effective and scalable commerce solution. The flexibility of our pricing plans is designed to help our merchants grow in a cost-effective manner and to provide more advanced features and support as their business needs evolve.
Revenue from subscription solutions is generated through the sale of subscriptions to our platform, including variable platform fees, as well as through the sale of subscriptions to our POS Pro offering, the sale of apps, the sale of themes and the registration of domain names. Subscription solutions revenues increased from $1.1 billion in the six months ended June 30, 2024 to $1.3 billion in the six months ended June 30, 2025, representing an increase of 19%. Our merchants typically enter into monthly subscription agreements. The revenue from these agreements is recognized over time on a ratable basis over the contractual term and therefore we have deferred revenue on our balance sheet. We do not consider this deferred revenue balance to be a good indicator of future revenue. Instead, we believe MRR is most closely correlated with the long-term value of our merchant relationships. As of June 30, 2025, MRR totaled $185 million, representing an increase of 9% relative to MRR at June 30, 2024. A detailed description of this metric is presented below in the section entitled, "Key Performance Indicators".
We offer a variety of merchant solutions that are designed to add value to our merchants by passing on our economies of scale and augment our subscription solutions. During the six months ended June 30, 2025, merchant solutions revenues accounted for 75% of total revenues (73% in the six months ended June 30, 2024). We principally generate merchant solutions revenues from payment processing fees and currency conversion fees from Shopify Payments. Shopify Payments is a fully integrated payment processing service that allows our merchants to accept and process payment cards online and offline. In addition to payment processing fees and currency conversion fees from Shopify Payments, we also generate merchant solutions revenue from referral fees from third parties, other transaction services and other services rendered as part of strategic partnerships and Shopify Capital. The majority of our merchant solutions revenues are directionally correlated with the level of GMV that our merchants process through our platform. Merchant solutions revenues increased from $2.8 billion in the six months ended June 30, 2024 to $3.8 billion in the six months ended June 30, 2025, representing an increase of 33%.
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
We have focused on rapidly growing our business and plan to continue making investments to drive future growth. We believe that our investments will increase our revenue base, improve the retention of this base and strengthen our ability to increase sales to our merchants. We also maintain a portfolio of investments with varying time horizons in our cash management program.
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
The following table shows MRR and GMV for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in US $ millions)
Monthly Recurring Revenue	185	169	185	169
Gross Merchandise Volume	87,837	67,245	162,587	128,100

Monthly Recurring Revenue
MRR is the aggregate value of all subscription plans, excluding variable platform fees, in effect on the last day of the period, assuming merchants maintain their subscription the following month. Subscription plans to both our platform and our POS Pro offering are included in this calculation. When applicable, MRR relating to subscription plans billed in a merchant's local currency is converted to USD using the respective currency exchange rate as of the period end date. Prospective merchants that have joined the platform through special new merchant trial incentives, including paid trials, are included in MRR at their trial price while merchants on free trials are excluded from the calculation of MRR through the duration of the free trial. MRR allows us to average our various pricing plans and billing periods into a single, consistent number that we can track over time. We also consider the factors that contribute to MRR, specifically the number of paying merchants using our platform, the number of merchants that are on full-price plans or paid trials, the mix of subscription plan types, and overall pricing of our subscription plans. In addition, we use MRR to forecast monthly, quarterly and annual subscription plan revenue, which makes up the majority of our subscription solutions revenue. We had $185 million of MRR as of June 30, 2025 compared to $169 million as of June 30, 2024.
In the three and six months ended June 30, 2025, the MRR growth rate for the period was lower than the same period in 2024 driven by the impact of extending the length of the paid trials.
Gross Merchandise Volume
GMV is the total dollar value of orders facilitated through our platform including certain apps and channels for which a revenue-sharing arrangement is in place in the period, net of refunds, and inclusive of shipping and handling, duty and value-added taxes. GMV does not represent revenue earned by us. However, the volume of GMV facilitated through our platform is an indicator of the success of our merchants and the strength of our platform. Our merchant solutions revenues are also directionally correlated with the level of GMV facilitated through our platform. For the three and six months ended June 30, 2025 we facilitated GMV of $87.8 billion and $162.6 billion, respectively (June 30, 2024 - $67.2 billion and $128.1 billion), representing year-over-year growth of 31% on a quarterly basis and 27% on a year-to-date basis (2024 vs 2023 - 22% and 22%). On a constant currency basis, in which GMV in the three and six months ended June 30, 2025 is converted using the comparative period's monthly average exchange rates, year-over-year growth was 29% and 27%, respectively (2024 vs 2023 - 23% and 23%).
Factors Affecting the Comparability of Our Results
Change in Revenue Mix
As a result of the continued growth of Shopify Payments, referral fees, other transaction services and other services rendered as part of strategic partnerships and Shopify Capital, our revenues from merchant solutions have increased. Merchant solutions are intended to complement subscription solutions by providing additional value to our merchants and increasing their use of our platform. Gross profit margins on Shopify Payments, the biggest driver of merchant solutions revenue, are typically lower than on subscription solutions due to the associated third-party costs of providing this solution. We view this revenue stream as beneficial to our operating margins, as Shopify Payments requires significantly less sales and marketing and research and development expense than Shopify’s core subscription business. The lower margins on merchant solutions compared to subscription solutions means that the continued growth of merchant solutions has caused in the past, and may cause in the future, a decline in our overall gross margin percentage.
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
Key Components of Results of Operations
See Part II — Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2024 Form 10-K for details on the key components of results of operations. There have been no material changes to our key components of results of operations during the six months ended June 30, 2025, as compared to those described in our 2024 Form 10-K.

Quarterly Results of Operations
The following table sets forth a summary of our condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in US $ millions, except share and per share amounts)
Revenues
Subscription solutions	656	563	1,276	1,074
Merchant solutions	2,024	1,482	3,764	2,832
	2,680	2,045	5,040	3,906

Cost of revenues(1)(2)
Subscription solutions	121	97	244	192
Merchant solutions	1,257	903	2,325	1,712
	1,378	1,000	2,569	1,904

Gross profit	1,302	1,045	2,471	2,002

Operating expenses
Sales and marketing(1)	415	353	820	714
Research and development(1)(2)	394	349	771	684
General and administrative(1)	122	60	231	184
Transaction and loan losses	80	42	155	93
Total operating expenses	1,011	804	1,977	1,675
Income from operations	291	241	494	327

Net gain (loss) on equity and equity method investments	658	(120)	(386)	(537)
Other Income, net	130	82	201	157
Income (loss) before income taxes	1,079	203	309	(53)
Provision for income taxes	(173)	(32)	(85)	(49)
Net income (loss)	906	171	224	(102)

Net income (loss) per share attributable to shareholders:
Basic	$0.70	$0.13	$0.17	$(0.08)
Diluted	$0.69	$0.13	$0.17	$(0.08)

Weighted average shares used to compute net income (loss) per share attributable to shareholders:
Basic	1,297,746,050	1,288,900,183	1,296,593,342	1,288,138,451
Diluted	1,308,993,838	1,299,913,079	1,308,463,539	1,288,138,451

(1) Includes stock-based compensation expense and related payroll taxes as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in US $ millions)
Cost of revenues	1	3	2	4
Sales and marketing	12	10	25	22
Research and development	85	73	169	145
General and administrative	22	23	47	49
	120	109	243	220
(2) Includes amortization of acquired intangibles as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in US $ millions)
Cost of revenues	2	4	4	8
Research and development	1	—	2	—
	3	4	6	8
Revenues

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(in US $ millions, except percentages)
Revenues
Subscription solutions	656	563	17%	1,276	1,074	19%
Merchant solutions	2,024	1,482	37%	3,764	2,832	33%
Total revenues	2,680	2,045	31%	5,040	3,906	29%

Percentage of revenues
Subscription solutions	24%	28%		25%	27%
Merchant solutions	76%	72%		75%	73%
Total revenues	100%	100%		100%	100%
Subscription Solutions
Subscription solutions revenues increased for the three months ended June 30, 2025 compared to the same period in 2024. The largest component of the period-over-period change was an increase in subscription fees of $80 million driven by an increase in MRR, which was the result of a larger percentage of subscriptions coming from higher priced plans, such as Plus, and by higher GMV resulting in an increase in subscription fees from the variable component of certain subscription contracts.
Subscription solutions revenues increased for the six months ended June 30, 2025 compared to the same period in 2024. The largest component of the period-over-period change was an increase in subscription fees of $183 million driven by an increase in MRR, which was the result of a larger percentage of subscriptions coming from higher priced plans, such as Plus, and by higher GMV resulting in an increase in subscription fees from the variable component of certain subscription contracts.
Merchant Solutions
Merchant solutions revenues increased for the three months ended June 30, 2025 compared to the same period in 2024. The largest component of the period-over-period change was an increase in Shopify Payments revenue of $455 million, relating to payment processing and currency conversion fees, growing in the three months ended June 30, 2025 compared to the same period in 2024. This increase was a result of an increase in our Shopify Payments penetration rate and an increase in GMV from merchants using our platform. These factors drove $15.5 billion of additional GMV facilitated using Shopify Payments in the three months ended June 30, 2025 compared to the same period in 2024, representing growth of 38%. For the three months ended June 30, 2025, the Shopify Payments penetration rate was 64%, resulting in GMV of $56.6 billion that was facilitated using Shopify Payments. This compares to a penetration rate of 61% resulting in GMV of $41.1 billion that was facilitated using Shopify Payments in the same period in 2024.
Merchant solutions revenues increased for the six months ended June 30, 2025 compared to the same period in 2024. The largest component of the period-over-period change was an increase in Shopify Payments revenue of $800 million, relating to payment processing and currency conversion fees, growing in the six months ended June 30, 2025 compared to the same period in 2024. This increase was a result of an increase in our Shopify Payments penetration rate and an increase in GMV from our merchants using our platform. These factors drove $26.8 billion of additional GMV facilitated using Shopify Payments in the six months ended June 30, 2025 compared to the same period in 2024, representing growth of 35%. For the six months ended June 30, 2025, the Shopify Payments penetration rate was 64%, resulting in GMV of $104.1 billion that was facilitated using Shopify Payments. This compares to a penetration rate of 60% resulting in GMV of $77.3 billion that was facilitated using Shopify Payments in the same period in 2024.
Cost of Revenues

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(in US $ millions, except percentages)
Cost of revenues:
Cost of subscription solutions	121	97	25%	244	192	27%
Cost of merchant solutions	1,257	903	39%	2,325	1,712	36%
Total cost of revenues	1,378	1,000	38%	2,569	1,904	35%

Percentage of revenues:
Cost of subscription solutions	5%	5%		5%	5%
Cost of merchant solutions	47%	44%		46%	44%
Total cost of revenues	51%	49%		51%	49%
Cost of Subscription Solutions
Cost of subscription solutions increased for the three months ended June 30, 2025 compared to the same period in 2024. The increase was driven by a $22 million increase in cloud and infrastructure costs. As a percentage of revenues, cost of subscription solutions remained flat for the three months ended June 30, 2025 compared to the same period in 2024.
Cost of subscription solutions increased for the six months ended June 30, 2025 compared to the same period in 2024. The increase was driven by a $50 million increase in cloud and infrastructure costs. As a percentage of revenues, cost of subscription solutions remained flat for the six months ended June 30, 2025 compared to the same period in 2024.
Cost of Merchant Solutions
Cost of merchant solutions increased for the three months ended June 30, 2025 compared to the same period in 2024. The increase was driven by higher payment processing fees resulting from an increase in GMV facilitated through Shopify Payments. As a percentage of revenues, cost of merchant solutions increased for the three months ended June 30, 2025 compared to the same period in 2024, due to Shopify Payments representing a larger percentage of total revenue.
Cost of merchant solutions increased for the six months ended June 30, 2025 compared to the same period in 2024. The increase was driven by higher payment processing fees resulting from an increase in

GMV facilitated through Shopify Payments. As a percentage of revenues, cost of merchant solutions increased for the six months ended June 30, 2025 compared to the same period in 2024, due to Shopify Payments representing a larger percentage of total revenue.
Gross Profit

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(in US $ millions, except percentages)
Gross profit	1,302	1,045	25%	2,471	2,002	23%
Percentage of total revenues	49%	51%		49%	51%
Operating Expenses
Sales and Marketing

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(in US $ millions, except percentages)
Sales and marketing	415	353	18%	820	714	15%
Percentage of total revenues	15%	17%		16%	18%
Sales and marketing expenses increased for the three months ended June 30, 2025 compared to the same period in 2024, due to increases of $58 million in overall marketing program spend and $13 million in employee-related costs, offset by a $10 million decrease in payouts related to our affiliate partner programs.
Sales and marketing expenses increased for the six months ended June 30, 2025 compared to the same period in 2024, due to increases of $93 million in overall marketing program spend and $27 million in employee-related costs, offset by a $17 million decrease in payouts related to our affiliate partner programs.
Research and Development

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(in US $ millions, except percentages)
Research and development	394	349	13%	771	684	13%
Percentage of total revenues	15%	17%		15%	18%
Research and development expenses increased for the three months ended June 30, 2025 compared to the same period in 2024, due to increases of $30 million in employee-related costs and $14 million in computer hardware and software costs.
Research and development expenses increased for the six months ended June 30, 2025 compared to the same period in 2024, due to increases of $67 million in employee-related costs and $23 million in computer hardware and software costs.

General and Administrative

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(in US $ millions, except percentages)
General and administrative	122	60	103%	231	184	26%
Percentage of total revenues	5%	3%		5%	5%
General and administrative expenses increased for the three months ended June 30, 2025 compared to the same period in 2024, primarily due to a reversal of a previously recorded estimated legal liability of $55 million in the second quarter of 2024.
General and administrative expenses increased for the six months ended June 30, 2025 compared to the same period in 2024, primarily due to a reversal of a previously recorded estimated legal liability of $55 million in the second quarter of 2024, offset by an increase of $15 million in indirect taxes.
Transaction and Loan Losses

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(in US $ millions, except percentages)
Transaction and loan losses	80	42	90%	155	93	67%
Percentage of total revenues	3%	2%		3%	2%
Transaction and loan losses increased for the three months ended June 30, 2025 compared to the same period in 2024, due to increases of $22 million in losses related to Shopify Payments driven by higher realized losses in the period and due to higher GMV processed through Shopify Payments relative to the same period in 2024 and $15 million in losses related to lending services driven by an expansion of our offerings and programs relative to the same period in 2024.
Transaction and loan losses increased for the six months ended June 30, 2025 compared to the same period in 2024, due to increases of $35 million in losses related to lending services driven by an expansion of our offerings and programs relative to the same period in 2024 and $26 million in losses related to Shopify Payments driven by higher realized losses in the period and due to higher GMV processed through Shopify Payments relative to the same period in 2024.
Net Gain (Loss) on Equity and Equity Method Investments

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(in US $ millions, except percentages)
Net gain (loss) on equity and equity method investments	658	(120)	*	(386)	(537)	(28)%
*Not a meaningful comparison
In the three months ended June 30, 2025, we had a net gain on equity and other investments of $681 million, which included a $502 million unrealized gain in investments with readily determinable fair values which was the result of the change in share prices from March 31, 2025 to June 30, 2025, $165 million unrealized gain on investments without readily determinable fair values which was the result of an observable price change and a $14 million unrealized gain in an investment option. Additionally, we had a net loss of $24 million on our equity method investment.
In the three months ended June 30, 2024, we had a net loss on equity and other investments of $79 million which included a $152 million unrealized loss in investments with readily determinable fair values and was the result of the net change in share prices from March 31, 2024 to June 30, 2024 and a $79 million unrealized gain in investments without readily determinable fair values which was the result of an observable price change in the period. Additionally, we had a net loss of $44 million on our equity method investment.
In the six months ended June 30, 2025, we had a net loss on equity and other investments of $340 million, which included a $428 million unrealized loss in investments with readily determinable fair values which was the result of the change in share prices from December 31, 2024 to June 30, 2025 and a $72 million unrealized loss in an investment option, offset by $165 million unrealized gain on investments without readily determinable fair values which was the result of an observable price change. Additionally, we had a net loss of $47 million on our equity method investment.
In the six months ended June 30, 2024, we had a net loss on equity and other investments of $452 million, which included a $503 million unrealized loss in investments with readily determinable fair values which was the result of the change in share prices from December 31, 2023 to June 30, 2024, a $71 million net unrealized gain in investments without readily determinable fair values and a $23 million unrealized loss in an investment option. Additionally, we had a net loss of $88 million on our equity method investment.
Other Income, Net

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(in US $ millions, except percentages)
Other Income, net	130	82	59%	201	157	28%
In the three months ended March 31, 2025, other income, net was driven by interest income of $106 million recognized on marketable securities compared to interest income of $80 million recognized on marketable securities for the same period in 2024 and net gain on foreign exchange of $24 million compared to $2 million net gain on foreign exchange for the same period in 2024.
In the six months ended June 30, 2025, other income, net was driven by interest income of $171 million recognized on marketable securities compared to interest income of $159 million recognized on marketable securities for the same period in 2024 and net gain on foreign exchange of $30 million compared to $2 million net loss on foreign exchange for the same period in 2024.
Provision for Income Taxes

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(in US $ millions, except percentages)
Provision for income taxes	(173)	(32)	*	(85)	(49)	*
*Not a meaningful comparison
We had a provision for income taxes of $173 million in the three months ended June 30, 2025, compared to provision for income taxes of $32 million in the same period in 2024, driven by related taxes on an unrealized gain on equity and other investments.
We had a provision for income taxes of $85 million in the six months ended June 30, 2025, compared to provision for income taxes of $49 million in the same period in 2024, driven by earnings in various jurisdictions.

Summary of Quarterly Results
The following table sets forth selected unaudited quarterly results of operations data for each of the eight quarters ended June 30, 2025. The information for each of these quarters has been derived from unaudited condensed consolidated financial statements that were prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods in accordance with U.S. GAAP. This data should be read in conjunction with our unaudited condensed consolidated financial statements and audited consolidated financial statements and related notes for the relevant period. These quarterly operating results are not necessarily indicative of our operating results for a full year or any future periods.

	Three months ended
	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023
	(in US $ millions, except per share amounts)
Revenues
Subscription solutions	656	620	666	610	563	511	525	486
Merchant solutions	2,024	1,740	2,146	1,552	1,482	1,350	1,619	1,228
	2,680	2,360	2,812	2,162	2,045	1,861	2,144	1,714

Cost of revenues(1)(2)
Subscription solutions	121	123	134	108	97	95	97	88
Merchant solutions	1,257	1,068	1,326	936	903	809	985	725
	1,378	1,191	1,460	1,044	1,000	904	1,082	813

Gross profit	1,302	1,169	1,352	1,118	1,045	957	1,062	901

Operating expenses
Sales and marketing(1)(2)	415	405	348	331	353	361	317	295
Research and development(1)(2)	394	377	351	332	349	335	311	313
General and administrative(1)(3)(4)	122	109	112	114	60	124	100	137
Transaction and loan losses	80	75	76	58	42	51	45	34
Total operating expenses	1,011	966	887	835	804	871	773	779
Income from operations	291	203	465	283	241	86	289	122

Net gain (loss) on equity and equity method investments	658	(1,044)	906	484	(120)	(417)	320	545
Other Income, net	130	71	50	93	82	75	73	61
Income (loss) before income taxes	1,079	(770)	1,421	860	203	(256)	682	728
(Provision for) recovery of income taxes	(173)	88	(128)	(32)	(32)	(17)	(25)	(10)
Net income (loss)	906	(682)	1,293	828	171	(273)	657	718

Net income (loss) per share attributable to shareholders:
Basic	$0.70	$(0.53)	$1.00	$0.64	$0.13	$(0.21)	$0.51	$0.56
Diluted	$0.69	$(0.53)	$0.99	$0.64	$0.13	$(0.21)	$0.51	$0.55

(1) Includes stock-based compensation expense and related payroll taxes as follows:

	Three months ended
	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023(a)
	(in US $ millions)
Cost of revenues	1	1	—	—	3	1	1	—
Sales and marketing	12	13	13	15	10	12	14	17
Research and development	85	84	81	77	73	72	69	70
General and administrative	22	25	24	23	23	26	19	20
	120	123	118	115	109	111	103	107
(a) Includes accelerated stock-based compensation of $4 million in sales and marketing during the third quarter of 2023.
(2) Includes amortization of acquired intangibles as follows:

	Three months ended
	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023
	(in US $ millions)
Cost of revenues	2	2	1	3	4	4	4	4
Sales and marketing	—	—	1	—	—	—	—	—
Research and development	1	1	—	1	—	—	—	—
	3	3	2	4	4	4	4	4

(3) In the second quarter of 2024, we released an accrual for an estimated liability of $55 million associated with a legal matter.
(4) Includes impairment related costs associated with right-of-use assets and leasehold improvements of $10 million in the second quarter of 2025 and $38 million in the third quarter of 2023.
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
Quarterly Revenue and Gross Margin Trends
Historically, revenues experienced a seasonal decrease in our first quarter as consumers typically reduce their spending following the holiday season resulting in a seasonal decrease in GMV, which was not completely offset by Shopify Payments penetration and MRR growth. Subsequently, revenues have increased in each of the next three quarters as a result of MRR and overall GMV growth. Our merchants have processed additional GMV during the fourth-quarter holiday seasons, and as a result, we have generated higher merchant solutions revenues in our fourth quarters compared to other quarters. Due to the continued growth of our merchant solutions offerings, we believe that our business may become more seasonal in the future.
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
In connection with expanding our operations internationally, we anticipate a growing proportion of our revenues and cost of sales transactions to be incurred in foreign currencies as compared to USD due to increased Shopify Payments, Shopify Capital, subscriptions and other billings in select countries in local currency. Fluctuations in foreign currencies relative to the USD may impact identified quarterly and yearly trends.

Quarterly Operating Expenses Trends
Excluding the items outlined in the tables above, operating expenses have increased in connection with revenue and operations growth. We note a significant portion of our operating expenses are incurred in foreign currencies which may impact the comparability of our quarterly and yearly trends.
Quarterly Gain (Loss) on Equity and Equity Method Investments and Other Income Trends
Historically, there have been no consistent trends associated with gain (loss) on equity and equity method investments and other income as changes are impacted by fluctuations in the fair value of our equity investments in public companies with readily determinable fair values, observable changes or impairments associated with our equity investments in private companies without readily determinable fair values, changes in our equity method investment based on our share of income and loss, including amortization of the basis difference, changes in the fair value of our investments in convertible notes of private companies, foreign exchange rates and interest rates. The results from these changes may fluctuate from period to period and may cause volatility to our earnings as well as impact comparability of our results from period to period.
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
Our principal cash requirements are for working capital and ongoing operations. Excluding current deferred revenue and the Notes, working capital as of June 30, 2025 was $7.1 billion. From August 1, 2025 to October 30, 2025, holders of our Notes may convert all or any portion of their Notes at the applicable conversion rate at the time. If converted, we will settle at least the aggregate principal amount of the Notes, $920 million, in cash and will settle the excess conversion consideration, if any, in cash and (if applicable) Class A subordinate voting shares. As a result of our employee compensation program there is a potential for an increase in cash usage as employees have the ability to elect how much of their total compensation will be in the form of cash versus stock-based compensation awards. Given the ongoing cash generated from operations and our existing cash and cash equivalents, we believe there is sufficient liquidity to meet our current and planned financial obligations over the next 12 months and into the foreseeable future, including cash payments for the Notes due November 1, 2025. Our future financing requirements will depend on many factors, including but not limited to our growth rate, subscription renewal activity, the timing and extent of spending to support development of our platform, the expansion of sales and marketing activities, the macroeconomic conditions and overall levels of consumer spending on goods and potential strategic investments and acquisitions activity. Although we currently are not a party to any material undisclosed agreement and do not have any understanding with any third parties with respect to potential material investments in, or material acquisitions of, businesses or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Cash, Cash Equivalents and Marketable Securities
Cash, cash equivalents and marketable securities increased by $341 million to $5.8 billion as of June 30, 2025 from $5.5 billion as of December 31, 2024, as a result of cash provided by our operations and proceeds from the exercise of stock options partially offset by the purchase and origination of loans, net of repayments, the purchase of equity and other investments and acquisition of business, net of cash acquired. Cash equivalents and marketable securities include money market funds, term deposits, U.S. federal bonds and agency securities and corporate bonds and commercial paper, all maturing within 12 months from June 30, 2025.
The following table summarizes our total cash, cash equivalents and marketable securities as well as our operating, investing and financing activities for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
	2025	2024
	(in US $ millions)
Cash, cash equivalents and marketable securities (end of period)	5,820	5,021
Net cash provided by (used in):
Operating activities	795	578
Investing activities	(871)	(451)
Financing activities	103	6
Effect of foreign exchange on cash and cash equivalents	17	(5)
Net increase in cash and cash equivalents	44	128
Increase (decrease) in marketable securities(1)	297	(115)
Net increase in cash, cash equivalents and marketable securities	341	13
 (1) Excludes $831 million and $434 million of marketable securities classified in "Long-term Investments" as of June 30, 2025 and 2024, respectively.
Cash Flows From Operating Activities
Our largest source of operating cash is from merchant solutions. Within merchant solutions, the largest source of cash flows are Shopify Payments processing fee arrangements, which are received on a daily basis as transactions are processed. We also generate cash flows from our subscription solutions with subscription revenues. These payments are typically paid to us at the beginning of the applicable subscription period, except for our Shopify Plus merchants who typically pay us at the end of their monthly billing cycle.
Our primary uses of cash from operating activities are for third-party payment processing fees, employee-related expenditures, marketing programs and outsourced hosting costs.
For the six months ended June 30, 2025, net cash provided by operating activities was the result of operating income, once adjusted for non-cash items, slightly offset by a use of cash due to an increase in non-cash working capital.
Cash Flows From Investing Activities
Net cash used in investing activities in the six months ended June 30, 2025 was driven by $387 million used for purchases of marketable securities, net of maturities, $345 million used for purchases and originations of loans, net of repayments and sales, $75 million used to purchase equity and other investment, $56 million used in acquisitions of businesses, net of cash acquired and $10 million used to purchase property and equipment.
Cash Flows From Financing Activities
Net cash provided by financing activities in the six months ended June 30, 2025 was driven by proceeds from the issuance of Class A subordinate voting shares and Class B restricted multiple voting shares as a result of stock options exercises.

Contractual Obligations
Our principal commitments consist of our Notes, unconditional purchase obligations and obligations under our operating leases for office space. There have been no significant changes to our principal commitments, as compared to the principal commitments described in our 2024 Form 10-K.
Off-Balance Sheet Arrangements
We retain a guarantee with respect to certain assigned leases. We have also entered into an indemnification agreement that governs the liability obligations of the purchaser in connection with these guarantees. These arrangements, and our obligations arising from such arrangements, are not expected to have a material impact on the current or future financial performance or financial condition of the Company.
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
Item 3: Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, as discussed in Note 3 in our condensed consolidated financial statements and the accompanying notes for the fiscal quarter ended June 30, 2025, as well as in our audited consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2024. These risks primarily include foreign currency exchange risk, equity and other investments risk, interest rate risk, concentration of credit risk and inflation risk, as discussed below. We regularly assess these risks to minimize any adverse effects on our business as a result of those factors.
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

Effect of Foreign Exchange Rates
The following non-GAAP financial measures convert our revenues, cost of revenues, operating expenses and income (loss) from operations in the current reporting period using the comparative prior year period's monthly average exchange rates:

	Three months ended June 30,
	2025			2024
	GAAP Amounts as Reported	Exchange Rate Effect(1)	At Prior Period Effective Rates(2)	GAAP Amounts as Reported
	(in US $ millions)
Revenues	2,680	(17)	2,663	2,045
Cost of revenues	(1,378)	8	(1,370)	(1,000)
Operating expenses	(1,011)	1	(1,010)	(804)
Income from operations	291	(8)	283	241

	Six months ended June 30,
	2025			2024
	GAAP Amounts as Reported	Exchange Rate Effect(1)	At Prior Period Effective Rates(2)	GAAP Amounts as Reported
	(in US $ millions)
Revenues	5,040	1	5,041	3,906
Cost of revenues	(2,569)	—	(2,569)	(1,904)
Operating expenses	(1,977)	(13)	(1,990)	(1,675)
Income from operations	494	(12)	482	327
(1) Represents the increase or decrease in GAAP amounts reported resulting from using the comparative period's effective foreign exchange rates. The exchange rate effect is primarily driven by fluctuations in CAD, AUD, GBP and EUR foreign exchange rates.
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

The following table summarizes the effects on revenues, cost of revenues, operating expenses and income from operations of a 10% strengthening of all foreign currencies the Company transacts in versus the USD without considering the impact of the Company's hedging activities and factoring in any potential changes in demand for the Company's solutions as a result of fluctuations in exchange rates:

	Six months ended June 30,
	2025			2024
	GAAP Amounts As Reported	Exchange Rate Effect(1)(2)	At 10% Stronger Rates(3)	GAAP Amounts As Reported	Exchange Rate Effect(1)(2)	At 10% Stronger Rates(3)
	(in US $ millions)
Revenues	5,040	113	5,153	3,906	81	3,987
Cost of revenues	(2,569)	(52)	(2,621)	(1,904)	(37)	(1,941)
Operating expenses	(1,977)	(55)	(2,032)	(1,675)	(53)	(1,728)
Income from operations	494	6	500	327	(9)	318
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
Equity and Other Investments Risk
We hold equity and other investments that are subject to market-related risks that could substantially reduce or increase the fair value of our holdings. As of June 30, 2025, we had equity and other investments in public and private companies and our equity method investment totaled $5.0 billion. Our equity and other investments with readily determinable fair values, representing $2.8 billion of our investments as of June 30, 2025, are recorded at fair value, which is subject to market price volatility. Our equity investments in private companies, representing $988 million of our investments as of June 30, 2025, are recorded using the measurement alternative and are assessed each reporting period for observable price changes and impairments, which may involve estimates and judgments given the lack of readily available market data. Certain equity investments in private companies are in the early stages of development and are inherently risky due to their lack of operational history. Our equity method investment in Flexport, representing $595 million of our investments as of June 30, 2025, is subject to market-related risks based on our share of income or loss, including amortization of the basis difference, from this investment which may cause volatility to our earnings. Our debt investments in convertible notes of private companies are recorded at fair value represented $530 million of our investments as of June 30, 2025, which are impacted by the underlying entities' valuations and interest rates. Our investment option derivative to purchase Series B common shares in Klaviyo, representing $132 million of our investments as of June 30, 2025, is impacted by market price volatility and interest rates.
Our marketable securities greater than one year, and less than 3 years, representing $831 million of our investments as of June 30, 2025, are recorded at carrying value and any changes in the fair value due to the interest rate are not recorded until the investment is sold as they are classified as "held to maturity".
The results from these changes may fluctuate from period to period and may cause volatility to our earnings as well as impact comparability of our results from period to period.
Interest Rate Risk
We had cash, cash equivalents and marketable securities in our cash management program totaling $5.8 billion as of June 30, 2025. The cash and cash equivalents are held for operations and working capital purposes. Our investments within cash, cash equivalents and marketable securities are made for capital preservation purposes. We do not enter into these types of investments for trading or speculative purposes.

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
In September 2020, we issued $920 million aggregate principal amount of the Notes. The Notes have a fixed annual interest rate of 0.125%; accordingly, we do not have economic interest rate exposure on the Notes. However, the fair market value of the Notes is exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the Notes will generally fluctuate as the price of our Class A subordinate voting shares fluctuates. We carry the Notes at face value less debt offering costs, plus any amortization of offering costs, and we present the fair value for required disclosure purposes only.
The Company holds convertible notes in private companies. These investments are classified as available-for-sale debt securities, for which we have elected to account for under the fair value option. These investments are carried at fair value at each balance sheet date and any movements in the fair value are recognized in "Net income (loss)" in the condensed consolidated statements of operations and comprehensive income (loss). The underlying entity's valuation includes inputs such as interest rates which impact the market value of the investment.
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
Management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures and have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2025.
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
None.
Item 3: Defaults Upon Senior Securities
Not applicable.
Item 4: Mine Safety Disclosures
Not applicable.
Item 5: Other Information
None.

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
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Shareholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags
X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL	X
*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
August 6, 2025
Shopify Inc.

/S/ Jeff Hoffmeister
Jeff Hoffmeister
Chief Financial Officer
(principal financial officer)