Form 10-Q
period 2025-09-30
SHOPIFY INC.
filed 2025-11-04
CIK 1594805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
_________________________________
_________________________________
Shopify Inc.
(Exact name of registrant as specified in its charter)
_________________________________

Canada		001-37400	98-0486686
(State or other jurisdiction of incorporation or organization)		(Commission File Number)	(IRS Employer Identification No.)

151 O'Connor Street, Ground Floor			85 10th Avenue, Suite 800
Ottawa,	Ontario		New York,	New York
Canada	K2P 2L8		USA	10011
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code: (613) 241-2828 x 1045
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Subordinate Voting Shares	SHOP	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 1,222,600,912 Class A Subordinate Voting Shares, 79,241,982 Class B Restricted Voting Shares and 1 Founder Share issued and outstanding as of October 29, 2025.

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
In some cases, you can identify forward-looking statements by terminology such as "enable", "may", "might", "will", "should", "assume", "could", "possible", "expects", "intends", "plans", "anticipates", "believes", "predicts", "potential", "continue", "become", "seek" or the negative of these terms or other similar words. Any forward-looking statements are based on our management’s perception of historic trends, current conditions and expected future developments, as well as other assumptions that management believes are appropriate in the circumstances. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking. In particular, forward-looking statements include, but are not limited to, statements about:
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
•our exposure to fluctuations in foreign currencies;
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
~~•~~our expectation that we will not pay any cash dividends in the foreseeable future;
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

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements (unaudited)

Shopify Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(Expressed in US $ millions, except share amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	2,414	1,498
Marketable securities	3,935	3,981
Trade and other receivables, net	396	342
Loans and merchant cash advances, net	1,733	1,224
Other current assets	227	209
	8,705	7,254
Long-term assets
Property and equipment, net	51	47
Operating lease right-of-use assets, net	94	93
Intangible assets, net	33	22
Deferred tax assets	29	37
Other long-term assets	23	21
Long-term investments	676	709
Equity and other investments ($3,389 and $3,930, carried at fair value)	4,363	4,647
Equity method investment	574	642
Goodwill	491	452
	6,334	6,670
Total assets	15,039	13,924
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	974	737
Deferred revenue	300	283
Operating lease liabilities	19	18
Convertible senior notes	920	918
	2,213	1,956
Long-term liabilities
Deferred revenue	110	147
Operating lease liabilities	176	190
Deferred tax liabilities	29	73
	315	410
Contingencies (Note 11)
Shareholders’ equity
Common stock, unlimited Class A subordinate voting shares authorized, 1,222,039,069 and 1,215,229,233, issued and outstanding; unlimited Class B restricted voting shares authorized, 79,241,982 and 79,350,906 issued and outstanding; 1 Founder share authorized, 1 and 1 issued and outstanding	10,123	9,634
Additional paid-in capital	272	305
Accumulated other comprehensive loss	(1)	(10)
Accumulated surplus	2,117	1,629
Total shareholders’ equity	12,511	11,558
Total liabilities and shareholders’ equity	15,039	13,924
The accompanying notes are an integral part of these condensed consolidated financial statements.

Shopify Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited)
(Expressed in US $ millions, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues
Subscription solutions	699	610	1,975	1,684
Merchant solutions	2,145	1,552	5,909	4,384
	2,844	2,162	7,884	6,068

Cost of revenues
Subscription solutions	128	108	372	300
Merchant solutions	1,325	936	3,650	2,648
	1,453	1,044	4,022	2,948

Gross profit	1,391	1,118	3,862	3,120

Operating expenses
Sales and marketing	410	331	1,230	1,045
Research and development	375	332	1,146	1,016
General and administrative	115	114	346	298
Transaction and loan losses	148	58	303	151
Total operating expenses	1,048	835	3,025	2,510
Income from operations	343	283	837	610

Other (expense) income, net
Interest income	81	77	252	236
Net realized gain on equity and other investments	—	—	1	3
Net unrealized (loss) gain on equity and other investments	(62)	512	(402)	60
Net loss on equity method investment	(21)	(28)	(68)	(116)
Unrealized loss on embedded derivative	(29)	—	(29)	—
Foreign exchange (loss) gain	(4)	16	26	14
Total other (expense) income, net	(35)	577	(220)	197
Income before income taxes	308	860	617	807
Provision for income taxes	(44)	(32)	(129)	(81)
Net income	264	828	488	726

Net income per share attributable to shareholders:
Basic	$0.20	$0.64	$0.38	$0.56
Diluted	$0.20	$0.64	$0.37	$0.56

Weighted average shares used to compute net income per share attributable to shareholders:
Basic	1,300,069,685	1,290,585,426	1,297,764,857	1,288,960,063
Diluted	1,312,872,709	1,301,600,656	1,310,028,907	1,300,417,329

Other comprehensive (loss) income
Unrealized (loss) gain on cash flow hedges	(9)	4	12	(5)
Tax effect on unrealized (loss) gain on cash flow hedges	3	—	(3)	—
Total other comprehensive (loss) income	(6)	4	9	(5)
Comprehensive income	258	832	497	721
The accompanying notes are an integral part of these condensed consolidated financial statements.

Shopify Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)
(Expressed in US millions, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit) Surplus	Total
	Shares	Amount
As of December 31, 2023	1,286,570,294	9,201	251	4	(390)	9,066
Exercise of stock options	351,486	6	(3)	—	—	3
Stock-based compensation	—	—	105	—	—	105
Vesting of restricted share units	1,206,213	76	(76)	—	—	—
Net loss and comprehensive loss for the period	—	—	—	(8)	(273)	(281)
As of March 31, 2024	1,288,127,993	9,283	277	(4)	(663)	8,893
Exercise of stock options	451,202	4	(1)	—	—	3
Stock-based compensation	—	—	106	—	—	106
Vesting of restricted share units	1,220,095	81	(81)	—	—	—
Net income and comprehensive loss for the period	—	—	—	(1)	171	170
As of June 30, 2024	1,289,799,290	9,368	301	(5)	(492)	9,172
Exercise of stock options	346,245	9	(3)	—	—	6
Stock-based compensation	—	—	110	—	—	110
Vesting of restricted share units	1,586,808	97	(99)	—	—	(2)
Net income and comprehensive income for the period	—	—	—	4	828	832
As of September 30, 2024	1,291,732,343	9,474	309	(1)	336	10,118

Shopify Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity — (continued)
(unaudited)
(Expressed in US millions, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit) Surplus	Total
	Shares	Amount
As of December 31, 2024	1,294,580,140	9,634	305	(10)	1,629	11,558
Exercise of stock options	1,190,811	87	(28)	—	—	59
Stock-based compensation	—	—	114	—	—	114
Vesting of restricted share units	1,055,597	86	(88)	—	—	(2)
Issuance of shares related to business acquisition	252,257	24	(24)	—	—	—
Net loss and comprehensive income for the period	—	—	—	4	(682)	(678)
As of March 31, 2025	1,297,078,805	9,831	279	(6)	947	11,051
Exercise of stock options	1,132,628	68	(24)	—	—	44
Stock-based compensation	—	—	113	—	—	113
Vesting of restricted share units	1,156,751	86	(87)	—	—	(1)
Net income and comprehensive income for the period	—	—	—	11	906	917
As of June 30, 2025	1,299,368,184	9,985	281	5	1,853	12,124
Exercise of stock options	706,028	34	(10)	—	—	24
Stock-based compensation	—	—	107	—	—	107
Vesting of restricted share units	1,206,840	104	(106)	—	—	(2)
Net income and comprehensive loss for the period	—	—	—	(6)	264	258
As of September 30, 2025	1,301,281,052	10,123	272	(1)	2,117	12,511
The accompanying notes are an integral part of these condensed consolidated financial statements.

Shopify Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(Expressed in US $ millions)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Cash flows from operating activities
Net income for the period	264	828	488	726
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	8	8	24	28
Stock-based compensation	107	110	334	321
Impairment of right-of-use assets and leasehold improvements	3	—	13	—
Provision for transaction and loan losses	102	42	189	96
Deferred income tax (recovery) expense	(5)	3	(36)	6
Revenue related to non-cash consideration	(12)	(19)	(37)	(75)
Unrealized loss on embedded derivative	29	—	29	—
Net loss (gain) on equity and other investments	62	(512)	401	(63)
Net loss on equity method investment	21	28	68	116
Unrealized foreign exchange loss (gain)	4	(19)	(54)	(15)
Changes in operating assets and liabilities	(70)	(46)	(111)	(139)
Net cash provided by operating activities	513	423	1,308	1,001
Cash flows from investing activities
Purchases of property and equipment	(6)	(2)	(16)	(15)
Purchases of marketable securities	(1,460)	(2,086)	(4,642)	(6,057)
Maturities of marketable securities	1,956	1,837	4,751	5,647
Purchases and originations of loans	(996)	(844)	(2,745)	(2,129)
Repayments and sales of loans	849	628	2,253	1,767
Purchases of equity and other investments	(8)	(4)	(83)	(111)
Acquisition of business, net of cash acquired	—	(4)	(56)	(30)
Other	—	1	2	3
Net cash provided by (used in) investing activities	335	(474)	(536)	(925)
Cash flows from financing activities
Proceeds from the exercise of stock options	24	6	127	12
Net cash provided by financing activities	24	6	127	12
Effect of foreign exchange on cash, cash equivalents and restricted cash	—	11	17	6
Net increase (decrease) in cash, cash equivalents and restricted cash	872	(34)	916	94
Cash, cash equivalents and restricted cash – beginning of period	1,542	1,541	1,498	1,413
Cash, cash equivalents and restricted cash – end of period	2,414	1,507	2,414	1,507

Supplemental cash flow information:
Cash paid for income taxes, net	23	14	111	63
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
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of its financial position, results of operations and comprehensive income, changes in shareholders' equity and cash flows for the interim periods. These unaudited quarterly condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes included in Item 15 in the Company's 2024 Form 10-K. The consolidated balance sheet at December 31, 2024 is derived from the audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements.
The quarterly results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results expected for the full fiscal year.
3.Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies and no material updates in the Company's assessment of the recent accounting pronouncements not yet adopted during the three and nine months ended September 30, 2025, as compared to the significant accounting policies described in the Company’s annual consolidated financial statements for the year ended December 31, 2024.
Recently Issued FASB Accounting Standard Codification Updates Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09 on Improvements to Income Tax Disclosures that require greater disaggregation of income tax disclosures, including the income rate tax rate reconciliation and income taxes paid by jurisdiction. The Company will adopt this ASU for the year ending December 31, 2025, on a retrospective basis, and is in the process of implementing reporting processes and internal workflows to support the new disclosure requirements.
In September 2025, the FASB issued ASU 2025-06 on Improvements to the Accounting for Internal-Use Software, which clarifies and modernizes certain aspects of the accounting for and disclosure of internal-use software costs. The ASU does not change what types of costs are capitalized or when internal-use software cost capitalization ceases. This guidance will be effective for the Company for the year ending December 31, 2028. The Company is evaluating the impact of the guidance in the consolidated financial results. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
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
The Company also holds debt securities in the form of convertible notes in private companies classified as available-for-sale for which the Company has elected to apply the fair value option. The investments are carried at fair value at each balance sheet date and any movements in the fair values are classified as "Other (expense) income, net" in the condensed consolidated statements of operations and comprehensive income.
The following tables summarize debt securities by balance sheet classification and level within the fair value hierarchy:

	September 30, 2025
	Carrying Value
	Cash Equivalents	Marketable Securities	Long-term Investments	Equity and Other Investments	Fair Value
	(in US $ millions)
Level 1:
U.S. term deposits	—	515	—	—	526
U.S. federal bonds and agency securities	19	1,716	345	—	2,082
Corporate bonds and commercial paper	80	—	—	—	80
	99	2,231	345	—	2,688

Level 2:
Corporate bonds and commercial paper	—	1,704	331	—	2,037

Level 3:
Convertible notes in private companies	—	—	—	549	549
	99	3,935	676	549	5,274

The fair values of marketable securities above include accrued interest of $36 million, which is excluded from the carrying amounts. The accrued interest is included in "Trade and other receivables, net" in the condensed consolidated balance sheets. Additional accrued interest of $94 million recognized on the convertible notes in private companies is included in the carrying amount and fair value above.

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
The following table outlines estimated fair values of our debt securities by date of contractual maturity as of September 30, 2025:

Fair Value
(in US $ millions)
Due within one year	4,048
Due after one year to three years	677
4,725

Equity Securities
The Company holds equity investments in public and private companies that were obtained through a combination of direct investment and strategic partnerships.
Equity Investments with Readily Determinable Fair Values
Equity investments with readily determinable fair values are comprised of:

	September 30, 2025			December 31, 2024
	Level 1	Level 3	Total	Level 1	Level 3	Total
	(in US $ millions)
Affirm Holdings, Inc.	1,483	—	1,483	1,236	—	1,236
Global-E Online Ltd.	791	—	791	1,205	—	1,205
Klaviyo, Inc.(1)	441	68	509	615	127	742
	2,715	68	2,783	3,056	127	3,183
(1) In the three and nine months ended September 30, 2025, $10 million and $33 million was transferred from Level 3 to Level 1, respectively, due to the vesting of warrants (September 30, 2024 - $8 million and $25 million). The equity investments categorized as Level 3 in the fair value hierarchy represent unvested warrants that require the application of a discount for lack of marketability which was 11% at September 30, 2025 (December 31, 2024 - 18%).
Adjustments related to equity and other investments with readily determinable fair values for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in US $ millions)
Balance, beginning of the period	2,755	1,857	3,183	2,360

Adjustments related to equity and other investments with readily determinable fair values:
Net unrealized gains (losses)	28	454	(400)	(49)
Balance, end of the period	2,783	2,311	2,783	2,311
Equity Investments without Readily Determinable Fair Values
The carrying value of equity investments in private companies without readily determinable fair values were as follows:

	September 30, 2025	December 31, 2024
	(in US $ millions)
Total initial value	1,078	957
Cumulative gross unrealized gains	310	144
Cumulative gross unrealized losses and impairment	(414)	(384)
Total carrying value of equity and other investments without readily determinable fair values	974	717

Adjustments related to equity and other investments without readily determinable fair values for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in US $ millions)
Balance, beginning of the period	988	683	717	505

Adjustments related to equity and other investments without readily determinable fair values:
Purchases of equity and other investments	8	4	83	111
Gross unrealized gains(1)	—	1	165	81
Sales of equity and other investments	—	—	(1)	—
Gross unrealized losses and impairments(2)	(22)	(5)	(37)	(14)
Transfers into measurement alternative(3)	—	—	47	—
Balance, end of the period	974	683	974	683
(1) During the nine months ended September 30, 2025, the Company identified an observable price change resulting in the remeasurement of a private investment at fair value on a non-recurring basis. The resulting unrealized gains of $163 million (September 30, 2024 - $78 million) were presented as "net unrealized (loss) gain on equity and other investments" in the condensed consolidated statements of operations and comprehensive income.
(2) During the three and nine months ended September 30, 2025, the Company applied certain valuation methods based on information available, including the market approach and option pricing models in order to quantify the level of impairment recognized. During the nine months ended September 30, 2024, the Company identified an observable price change resulting in the remeasurement of private investments at fair value on a non-recurring basis. The resulting unrealized losses and impairments were presented as "net unrealized (loss) gain on equity and other investments" in the condensed consolidated statements of operations and comprehensive income.
(3) In the nine months ended September 30, 2025, convertible notes in private companies with a fair value of $45 million and accrued interest of $2 million were converted and transferred from debt securities to equity investments without readily determinable fair values.
As of September 30, 2025, included in the total $974 million of equity and other investments without readily determinable fair values, $824 million was remeasured at fair value and was classified within Level 3 of the fair value measurement hierarchy on a non-recurring basis.
Equity Method Investment
The Company holds an equity method investment in Flexport which is presented within "Equity method investment" in the condensed consolidated balance sheets and is carried at the amount of Shopify’s original investment, as adjusted each period for Shopify’s share of the investee’s income or loss and the basis difference amortization, which is the difference between the fair value of our investment in the company and the underlying equity in the net assets of the investee. Results are reported with a one-quarter delay due to the timing of financial information availability from the investee. For the three and nine months ended September 30, 2025, our share of the loss in the investee was $21 million and $68 million, respectively (September 30, 2024 - $28 million and $116 million), and is presented within "net loss on equity method investment" in the condensed consolidated statements of operations and comprehensive income.
Derivative Instruments and Hedging
As of September 30, 2025, the Company held foreign exchange forward contracts and options for USD, CAD, GBP, EUR and Australian dollars ("AUD") with a total notional value of $708 million (December 31, 2024 - $454 million), to fund a portion of its operations. The fair value of foreign exchange forward contracts and options was based upon Level 2 inputs, which included period-end mid-market quotations for each underlying contract as calculated by the financial institution with which the Company has transacted. The quotations are based on bid/ask quotations and represent the discounted future settlement amounts based on current market rates.

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
The fair values of outstanding derivative instruments were as follows:

	September 30, 2025	December 31, 2024
	(in US $ millions)
Level 2:
Foreign exchange forward contracts and options assets (classified in other current assets)	2	—
Foreign exchange forward contract liabilities (classified in accounts payable and accrued liabilities)	4	13
Unrealized gains and losses related to changes in the fair value of foreign exchange forward contracts and options designated as cash flow hedges were as follows:

	September 30, 2025	September 30, 2024
	(in US $ millions)
Unrealized gains	2	2
Unrealized losses	(3)	(1)
Total net unrealized (losses) gains	(1)	1
These unrealized gains and losses were included in "accumulated other comprehensive loss", "other current assets" and "accounts payable and accrued liabilities" in the condensed consolidated balance sheets. These amounts are expected to be reclassified into earnings over the next twelve months.
Realized losses related to the maturity of foreign exchange forward contracts and options designated as cash flow hedges were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in US $ millions)
Realized losses in operating expenses	(6)	(1)	(12)	(3)
Derivative Instruments Not Designated as Hedges
The Company holds an investment option to purchase 15,743,174 of Series B common shares of Klaviyo, Inc. at an exercise price of $88.93 with an expiration date of July 28, 2030. The options are fair valued quarterly under Level 3 of the fair value hierarchy as certain unobservable inputs are used within the Black-Scholes model as well as a discount for lack of marketability. The fair value of the options as of September 30, 2025, utilizing a discount for lack of marketability of 21%, was $57 million (December 31, 2024 - 29% and $204 million) and is presented within "Equity and other investments" in the condensed consolidated balance sheets. The Company recognized an unrealized loss of $75 million and $147 million for the three and nine months ended September 30, 2025, respectively (September 30, 2024 - unrealized gain of $59 million and $36 million) and is presented as a component of "Net unrealized (loss) gain on equity and other investments".
The Company holds an embedded derivative to settle its Convertible Senior Notes (the "Notes") in cash. The Notes have a conversion rate of 6.9440 Class A subordinate voting shares per one thousand dollars of principal amount of Notes, adjusted to give effect to the share split effected in June 2022, which is equivalent to a conversion price of approximately $144.01. The embedded derivative is fair valued quarterly under Level 2 of the fair value hierarchy as observable prices in the over-the-counter market are available. The fair value of the embedded derivative as of September 30, 2025 was $29 million and is presented as a derivative liability within "Accounts payable and accrued liabilities" in the condensed consolidated balance sheets. The Company recognized an unrealized loss of $29 million for the three and nine months ended September 30, 2025 (September 30, 2024 - nil) and is presented as a component of "Unrealized loss on embedded derivative".
On November 3, 2025, the Company settled the outstanding Notes and the embedded derivative for $1.0 billion in cash and a nominal amount of Class A subordinate voting shares. The Company will recognize a pre-tax loss of $123 million in the year ended December 31, 2025 to reflect the value settled over the conversion price of $144.01.
5.Trade and Other Receivables
Trade receivables and unbilled revenues, net of allowance for credit losses, were as follows:

	September 30, 2025	December 31, 2024
	(in US $ millions)
Unbilled revenues, net	186	175
Trade receivables, net	79	77
Indirect taxes receivable	74	49
Accrued interest	36	19
Other receivables	21	22
	396	342
Unbilled revenues represent amounts not yet billed related to partner referral fees, subscription fees for Plus merchants, shipping charges and transaction fees as of the condensed consolidated balance sheet dates.
The allowance for credit losses reflects the Company's best estimate of probable losses inherent in the unbilled revenues and trade receivables accounts. The Company determined the provision based on known troubled accounts, historical experience, supportable forecasts of collectibility and other currently available evidence.
Activity in the allowance for credit losses was as follows for the three and nine months ended:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in US $ millions)
Balance, beginning of the period	16	15	16	13
Provision for credit losses related to uncollectible receivables	7	1	21	9
Write-offs	(6)	—	(20)	(6)
Balance, end of the period	17	16	17	16

6.Loans and Merchant Cash Advances

	September 30, 2025	December 31, 2024
	(in US $ millions)
Loans receivable, gross(1)	1,560	1,131
Allowance for credit losses related to uncollectible loans receivable	(144)	(110)
Merchant cash advances receivable, gross	350	234
Allowance for credit losses related to uncollectible merchant cash advances receivable	(33)	(31)
Loans and merchant cash advances, net	1,733	1,224
(1) Included in the loans receivable gross balance as of September 30, 2025 is $19 million of interest receivable (December 31, 2024 - $15 million).
Certain loans and merchant cash advances are facilitated by the Company and originated by a bank partner, from whom the Company then purchases the loans and merchant cash advances obtaining all rights, title and interest or discount. In the three and nine months ended September 30, 2025, the Company purchased $1.0 billion and $2.8 billion, respectively, of loans and merchant cash advances to Shopify merchants (September 30, 2024 - $0.8 billion and $2.1 billion). For some loans, the Company sells its full rights, title and interest to third-party investors. We account for the asset transfer as a sale and derecognize the full amount the Company paid to its bank partner to originate the loan and record a gain on sale of the loans sold to the third-party investor as revenue upon transfer of title. In the three and nine months ended September 30, 2025, the Company did not sell loans to third-party investors (September 30, 2024 - $62 million and $178 million).
In the three and nine months ended September 30, 2025, the Company recognized revenue of $66 million and $185 million, respectively, related to interest and fees earned on the Company's lending services, which do not represent revenues recognized in the scope of ASC 606, Revenue from Contracts with Customers (September 30, 2024 - $56 million and $138 million).
Loans
The following table summarizes the activities of the Company’s allowance for credit losses related to uncollectible loans receivable for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in US $ millions)
Allowance, beginning of the period	138	82	110	60
Provision for credit losses related to uncollectible loans receivable	40	31	112	77
Loans receivable charged off, net of recoveries	(34)	(17)	(78)	(41)
Allowance, end of the period	144	96	144	96

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

	September 30, 2025
	Year of origination
	2025	2024	Total	Percent
	(in US $ millions)
Current	1,372	60	1,432	91.9%
30-89 Days	13	6	19	1.2%
90-179 Days	13	8	21	1.3%
180+ Days	49	39	88	5.6%
Total	1,447	113	1,560	100.0%

	December 31, 2024
	Year of origination
	2024	2023	Total	Percent
	(in US $ millions)
Current	1,051	8	1,059	93.7%
30-89 Days	9	3	12	1.0%
90-179 Days	7	3	10	0.9%
180+ Days	34	16	50	4.4%
Total	1,101	30	1,131	100.0%
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
Merchant Cash Advances
The following table summarizes the activities of the Company’s allowance for credit losses related to uncollectible merchant cash advances receivable for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in US $ millions)
Allowance, beginning of the period	31	31	31	36
Provision for credit losses related to uncollectible merchant cash advances receivable	9	3	25	10
Merchant cash advances receivable charged off, net of recoveries	(7)	(4)	(23)	(16)
Allowance, end of the period	33	30	33	30

7.Intangible Assets

	September 30, 2025
	Cost	Accumulated amortization	Net book value
	(in US $ millions)
Acquired technology	92	60	32
Other intangible assets	5	4	1
Software development costs	14	14	—
	111	78	33

	December 31, 2024
	Cost	Accumulated amortization	Net book value
	(in US $ millions)
Acquired technology	72	51	21
Other intangible assets	5	4	1
Software development costs	14	14	—
	91	69	22
The following table illustrates the classification of amortization expense related to intangible assets in the condensed consolidated statements of operations and comprehensive income:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in US $ millions)
Cost of revenues	2	3	6	11
Research and development	1	1	3	1
	3	4	9	12
Estimated future amortization expense related to intangible assets, as of September 30, 2025 is as follows:

Fiscal Year	Amount
(in US $ millions)
2025	3
2026	9
2027	8
Thereafter	2
Total	22

8.Goodwill
The Company's goodwill relates to acquisitions of various companies.
The gross changes in the carrying amount of goodwill during the nine months ended September 30, 2025 and the year ended December 31, 2024 are as follows:

	September 30, 2025	December 31, 2024
	(in US $ millions)
Balance, beginning of the period	452	427
Acquisitions(1)(2)	39	25
Balance, end of the period	491	452
(1) During the nine months ended September 30, 2025, the Company completed the acquisition of Vantage Discovery Inc. (see note 18).
(2) During the year ended December 31, 2024, the Company completed individually immaterial acquisitions that resulted in goodwill being recognized.
9.Deferred Revenue

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in US $ millions)
Balance, beginning of the period	421	468	430	498
Deferral of revenue(1)	122	111	211	194
Recognition of deferred revenue from beginning balance	(133)	(130)	(231)	(243)
Balance, end of the period	410	449	410	449
(1) Deferral of revenue includes only the portion of collections from merchant billings throughout the period, primarily related to subscription fees, for which the services have not yet been provided. The amounts primarily exclude subscription revenue that has both been deferred and recognized within the period presented.

	September 30, 2025	September 30, 2024
	(in US $ millions)
Current portion	300	290
Long-term portion	110	159
	410	449
The opening balances of current and long-term deferred revenue were $302 million and $196 million, respectively, as of January 1, 2024.
As of September 30, 2025, the long-term deferred revenue, excluding non-cash consideration received, will be recognized ratably over the remaining terms of the contracts with the customers, which range from two years to three years.
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

The table below summarizes the gross changes in deferred revenue associated with this non-cash consideration received for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in US $ millions)
Balance, beginning of the period	165	228	190	284
Revenue recognized related to non-cash consideration	(12)	(19)	(37)	(75)
Balance, end of the period	153	209	153	209

Current portion			49	56
Long term portion			104	153
			153	209
The Company will recognize this revenue ratably over the remaining terms of the respective strategic partnership service agreements, which range from two years to four years.
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
The net carrying amount of the outstanding Notes was as follows:

	September 30, 2025	December 31, 2024
	(in US $ millions)
Principal	920	920
Unamortized offering costs	—	(2)
Net carrying amount	920	918

In the three and nine months ended September 30, 2025, the Company recognized nil and $1 million (September 30, 2024 - nil and $1 million) of contractual interest expense, and recognized $1 million and $2 million, respectively (September 30, 2024 - nil and $1 million), of amortization of offering costs, related to the outstanding Notes.
As of September 30, 2025, the estimated fair value of the Notes was approximately $969 million (December 31, 2024 - $939 million). The estimated fair value was determined based on the last executed trade for the Notes of the reporting period in an over-the-counter market, which is considered as Level 2 in the fair value hierarchy.
On November 3, 2025, the Company settled the outstanding Notes and the embedded derivative for $1.0 billion in cash and a nominal amount of Class A subordinate voting shares. The Company will recognize a pre-tax loss of $123 million in the year ended December 31, 2025 to reflect the value settled over the conversion price of $144.01.
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
12.Related Parties
The Company has a commercial agreement with Flexport, a company in which it has an equity method investment. The Company earns a share of revenues for orders processed or otherwise sent through services provided by Shopify. In both the three and nine months ended September 30, 2025, the Company recognized nil revenue related to this agreement. The Company has a separate agreement with Flexport to provide co-marketing services for the coordinated marketing of fulfillment-related products and services to current and prospective merchants. In the three and nine months ended September 30, 2025, the Company recognized $2 million and $6 million of expense in the condensed consolidated statements of operations and comprehensive income (September 30, 2024 - nil and $2 million), respectively, and as of September 30, 2025, $21 million in "Other current assets" and $5 million in "Other long-term assets" in the condensed consolidated balance sheets are related to this agreement.
The Company also has an investment in Flexport in the form of convertible notes with a fair value of $320 million as of September 30, 2025 (December 31, 2024 - $291 million). The Company has elected to account for it using the fair value option for the investment, which is classified within "Equity and other investments". In the three and nine months ended September 30, 2025, the Company has recognized $9 million and $26 million of interest income related to the convertible notes within "Interest income", respectively (September 30, 2024 - $8 million and $24 million), and an immaterial amount of unrealized losses in the condensed consolidated statements of operations and comprehensive income.

13.Shareholders’ Equity
Stock-Based Compensation
As of September 30, 2025, there were 473,149,839 shares reserved for issuance under the Company's Third Amended and Restated Stock Option Plan ("SOP") and the Third Amended and Restated Long Term Incentive Plan ("LTIP").
The following table summarizes the stock option and Restricted Share Unit ("RSU") award activities under the Company's share-based compensation plans for the nine months ended September 30, 2025:

	Shares Subject to Options Outstanding					Outstanding RSUs
	Number of Options(1)	Weighted Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value(2)	Weighted Average Grant Date Fair Value	Outstanding RSUs	Weighted Average Grant Date Fair Value
	(in US $ millions, except share and share price amounts)
December 31, 2024	14,636,992	64.49	7.68	623	—	5,121,069	74.90
Stock options granted	1,622,585	122.59	—	—	63.66	—	—
Stock options exercised	(3,029,467)	41.77	—	—	—	—	—
Stock options forfeited	(1,306,389)	78.53	—	—	—	—	—
RSUs granted	—	—	—	—	—	3,000,370	115.21
RSUs settled	—	—	—	—	—	(3,419,188)	82.36
RSUs forfeited	—	—	—	—	—	(817,552)	77.37
September 30, 2025	11,923,721	76.63	7.03	826	—	3,884,699	98.95

Stock options exercisable as of September 30, 2025	6,072,409	68.29	5.52	479
(1) As of September 30, 2025, 11,886,690 of the outstanding stock options were granted under the Company's SOP and are exercisable for Class A subordinate voting shares and 37,031 of the outstanding stock options were granted under the Deliverr 2017 Stock Option and Grant Plan and are exercisable for Class A subordinate voting shares.
(2) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company's Class A subordinate voting shares as of September 30, 2025 and December 31, 2024.
As of September 30, 2025, the Company had issued 4,363 deferred share units ("DSUs") under its LTIP.
In connection with the acquisition of Vantage Discovery Inc., 252,257 Class A subordinate voting shares were issued with trading restrictions. The restrictions on these shares are lifted over time and are being accounted for as stock-based compensation as the vesting is contingent on continued employment and therefore related to post-combination services. As of September 30, 2025, 252,257 of the Class A subordinate voting shares remained restricted.
The following table illustrates the classification of stock-based compensation expense in the condensed consolidated statements of operations and comprehensive income, which includes both stock-based compensation and restricted stock-compensation expense:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in US $ millions)
Cost of revenues	1	—	3	4
Sales and marketing	12	14	35	35
Research and development	73	74	232	212
General and administrative	21	22	64	70
	107	110	334	321

14.Changes in Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of shareholders’ equity:

	Nine months ended September 30,
	2025	2024
	(in US $ millions)
Balance, beginning of the period	(10)	4

Other comprehensive income (loss) before reclassifications	6	(8)
Gain on cash flow hedges reclassified from accumulated other comprehensive (loss) income to earnings:
Sales and marketing	1	1
Research and development	4	2
General and administrative	1	—
Tax effect on unrealized gain (loss) on cash flow hedges	(3)	—
Other comprehensive income (loss), net of tax	9	(5)
Balance, end of the period	(1)	(1)
15.Income Taxes
The Company's provision for income taxes is determined by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
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
The Company had a provision for income taxes of $44 million and $129 million in the three and nine months ended September 30, 2025, respectively, as a result of earnings in various jurisdictions, partially offset by unrealized loss on equity and other investments.
The Company had a provision for income taxes of $32 million and $81 million in the three and nine months ended September 30, 2024, respectively, on account of earnings in jurisdictions outside of North America.

16.Net Income per Share
The Company applies the two-class method to calculate its basic and diluted net income per share as Class A subordinate voting shares and Class B restricted voting shares are participating securities with equal participation rights and are entitled to receive dividends on a share for share basis. The Company uses the treasury stock method and if-converted method for calculating the effect of dilutive potential common stock from employee stock options and employee RSUs and from its Notes, respectively.
The following table summarizes the reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in US $ millions, except share and per share amounts)
Numerator:
Net income	264	828	488	726

Denominator:
Basic weighted average number of shares outstanding	1,300,069,685	1,290,585,426	1,297,764,857	1,288,960,063
Weighted average effect of dilutive securities:
Stock options	4,369,596	3,461,584	3,972,952	3,857,467
Restricted share units	2,043,057	1,151,004	1,893,677	1,197,706
Convertible senior notes	6,388,480	6,388,480	6,388,480	6,388,480
Deferred share units	1,891	14,162	8,941	13,613
Diluted weighted average number of shares	1,312,872,709	1,301,600,656	1,310,028,907	1,300,417,329

Net income per share:
Basic	$0.20	$0.64	$0.38	$0.56
Diluted	$0.20	$0.64	$0.37	$0.56

Common stock equivalents excluded from net income per diluted share because they are anti-dilutive:
Stock options	512,241	429,021	125,584	267,353
Restricted share units	15,859	244,816	210,797	492,926
Deferred share units	—	—	365	—
	528,100	673,837	336,746	760,279

17.Segment and Geographical Information
The Company's chief operating decision maker ("CODM") is its Chief Executive Officer. The CODM has determined that the Company operates in one single operating and reportable segment and manages segment performance and resource allocation based upon consolidated net income (loss). The CODM uses consolidated net income (loss) in deciding whether to reinvest profits into opportunities for the business, invest in business combinations or equity investments or return a portion of such profits to shareholders. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets. Significant expenses reviewed by the CODM include those that are presented in the Condensed Consolidated Statements of Operations and Comprehensive Income.
The following table presents total external revenues by geographic location, based on the location of the Company’s merchants:

	Three months ended September 30,				Nine months ended September 30,
	2025		2024		2025		2024
	(in US $ millions, except percentages)
North America
United States	1,783	63%	1,377	64%	4,986	63%	3,897	64%
Canada	138	5%	119	6%	390	5%	333	6%
EMEA	615	21%	418	19%	1,648	21%	1,153	19%
APAC	282	10%	223	10%	787	10%	615	10%
Latin America	26	1%	25	1%	73	1%	70	1%
Total Revenue	2,844	100%	2,162	100%	7,884	100%	6,068	100%
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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
In this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), "we", "us", "our", "Shopify" and "the Company" refer to Shopify Inc. and its consolidated subsidiaries, unless the context requires otherwise. In this MD&A, we present Shopify's results of operations and cash flows for the three and nine months ended September 30, 2025 and 2024, and our financial position as of September 30, 2025. You should read this MD&A in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes thereto in Part 1 - Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in the Company's 2024 Form 10-K.
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
Business Overview
We believe we can help merchants of all verticals and sizes, from aspirational entrepreneurs to companies with large-scale, direct-to-consumer or business to business ("B2B") operations, or both, realize their potential at all stages of their business life cycle. In the nine months ended September 30, 2025, our platform facilitated gross merchandise volume ("GMV") of $254.6 billion, representing an increase of 29% from the nine months ended September 30, 2024. A detailed description of this metric is presented below in the section entitled, "Key Performance Indicators".
During the nine months ended September 30, 2025, our total revenue was $7.9 billion, an increase of 30% versus the nine months ended September 30, 2024. Our business model has two revenue components: a recurring subscription component we call subscription solutions and a merchant success-based component we call merchant solutions.
In the nine months ended September 30, 2025, subscription solutions revenues accounted for 25% of our total revenues (September 30, 2024 - 28%). We offer a range of plans that increase in price depending on additional features and economic considerations. Shopify Plus is offered at a starting rate that is several times that of our standard Shopify plans. Shopify Plus solves for the complexity of merchants as they grow and scale globally, offering additional functionality and support, including features like Shopify Audiences, B2B features and Launchpad, for ecommerce automation. BarkBox, Vuori, BevMo, Carrier, JB Hi-Fi, Meta, ButcherBox, SKIMS and Supreme are a few of our notable merchants seeking a reliable, cost-effective and scalable commerce solution. The flexibility of our pricing plans is designed to help our merchants grow in a cost-effective manner and to provide more advanced features and support as their business needs evolve.
Revenue from subscription solutions is generated through the sale of subscriptions to our platform, including variable platform fees, as well as through the sale of subscriptions to our POS Pro offering, the sale of apps, the sale of themes and the registration of domain names. Subscription solutions revenues increased from $1.7 billion in the nine months ended September 30, 2024 to $2.0 billion in the nine months ended September 30, 2025, representing an increase of 17%. Our merchants typically enter into monthly subscription agreements. The revenue from these agreements is recognized over time on a ratable basis over the contractual term and therefore we have deferred revenue on our balance sheet. We do not consider this deferred revenue balance to be a good indicator of future revenue. Instead, we believe MRR is most closely correlated with the long-term value of our merchant relationships. As of September 30, 2025, MRR totaled $193 million, representing an increase of 10% relative to MRR at September 30, 2024. A detailed description of this metric is presented below in the section entitled, "Key Performance Indicators".
We offer a variety of merchant solutions that are designed to add value to our merchants by passing on our economies of scale and augment our subscription solutions. During the nine months ended September 30, 2025, merchant solutions revenues accounted for 75% of total revenues (September 30, 2024 - 72%). We principally generate merchant solutions revenues from payment processing fees and currency conversion fees from Shopify Payments. Shopify Payments is a fully integrated payment processing service that allows our merchants to accept and process all major payment methods. In addition to payment processing fees and currency conversion fees from Shopify Payments, we also generate merchant solutions revenue from referral fees from third parties, other transaction services and other services rendered as part of strategic partnerships and Shopify Capital. The majority of our merchant solutions revenues are directionally correlated with the level of GMV that our merchants process through our platform. Merchant solutions revenues increased from $4.4 billion in the nine months ended September 30, 2024 to $5.9 billion in the nine months ended September 30, 2025, representing an increase of 35%.
Our business model is driven by our ability to attract new merchants, retain revenue from existing merchants and increase sales to both new and existing merchants. Our merchants represent a wide array of retail verticals, business sizes and geographies, and no single merchant has ever represented more than five percent of our total revenues in a single reporting period. We believe that our future success depends on many factors, including our ability to expand our merchant base; localize features for specific geographies; retain merchants as they grow their businesses on our platform and adopt more features; offer more sales channels that connect merchants with potential customers; develop new solutions to extend our platform’s functionality and catalyze merchants’ sales growth; leverage emerging technologies, including AI; enhance our ecosystem and partner programs; provide a high level of merchant support; hire, retain and motivate qualified personnel; and build with a focus on maximizing long-term value.
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
The following table shows MRR and GMV for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in US $ millions)
Monthly Recurring Revenue	193	175	193	175
Gross Merchandise Volume	92,013	69,715	254,600	197,815

Monthly Recurring Revenue
MRR is the aggregate value of all subscription plans, excluding variable platform fees, in effect on the last day of the period, assuming merchants maintain their subscription the following month. Subscription plans to both our platform and our POS Pro offering are included in this calculation. When applicable, MRR relating to subscription plans billed in a merchant's local currency is converted to USD using the respective currency exchange rate as of the period end date. Prospective merchants that have joined the platform through special new merchant trial incentives, including paid trials, are included in MRR at their trial price while merchants on free trials are excluded from the calculation of MRR through the duration of the free trial. MRR allows us to average our various pricing plans and billing periods into a single, consistent number that we can track over time. We also consider the factors that contribute to MRR, specifically the number of paying merchants using our platform, the number of merchants that are on full-price plans or paid trials, the mix of subscription plan types and overall pricing of our subscription plans. In addition, we use MRR to forecast monthly, quarterly and annual subscription plan revenue, which makes up the majority of our subscription solutions revenue. We had $193 million of MRR as of September 30, 2025 compared to $175 million as of September 30, 2024.
In the three and nine months ended September 30, 2025, the MRR growth rate for the period was lower than the same period in 2024 driven by the impact of extending the length of the paid trials.
Gross Merchandise Volume
GMV is the total dollar value of orders facilitated through our platform including certain apps and channels for which a revenue-sharing arrangement is in place in the period, net of refunds, and inclusive of shipping and handling, duty and value-added taxes. GMV does not represent revenue earned by us. However, the volume of GMV facilitated through our platform is an indicator of the success of our merchants and the strength of our platform. Our merchant solutions revenues are also directionally correlated with the level of GMV facilitated through our platform. For the three and nine months ended September 30, 2025 we facilitated GMV of $92.0 billion and $254.6 billion, respectively (September 30, 2024 - $69.7 billion and $197.8 billion), representing year-over-year growth of 32% on a quarterly basis and 29% on a year-to-date basis (2024 vs 2023 - 24% and 23%). On a constant currency basis, in which GMV in the three and nine months ended September 30, 2025 is converted using the comparative period's monthly average exchange rates, year-over-year growth was 30% and 28%, respectively (2024 vs 2023 - 24% and 23%).
Factors Affecting the Comparability of Our Results
Change in Revenue Mix
As a result of the continued growth of Shopify Payments, referral fees, other transaction services and other services rendered as part of strategic partnerships and Shopify Capital, our revenues from merchant solutions have increased. Merchant solutions are intended to complement subscription solutions by providing additional value to our merchants and increasing their use of our platform. Gross profit margins on Shopify Payments, the biggest driver of merchant solutions revenue, are typically lower than on subscription solutions due to the associated third-party costs of providing this solution. We view this revenue stream as beneficial to our operating margins, as Shopify Payments requires significantly less sales and marketing and research and development expenses than Shopify’s core subscription business. The lower margins on merchant solutions compared to subscription solutions means that the continued growth of merchant solutions has caused in the past, and may cause in the future, a decline in our overall gross margin percentage.
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
Key Components of Results of Operations
See Part II — Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2024 Form 10-K for details on the key components of results of operations. There have been no material changes to our key components of results of operations during the nine months ended September 30, 2025, as compared to those described in our 2024 Form 10-K.

Quarterly Results of Operations
The following table sets forth a summary of our condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in US $ millions, except share and per share amounts)
Revenues
Subscription solutions	699	610	1,975	1,684
Merchant solutions	2,145	1,552	5,909	4,384
	2,844	2,162	7,884	6,068

Cost of revenues(1)(2)
Subscription solutions	128	108	372	300
Merchant solutions	1,325	936	3,650	2,648
	1,453	1,044	4,022	2,948

Gross profit	1,391	1,118	3,862	3,120

Operating expenses
Sales and marketing(1)	410	331	1,230	1,045
Research and development(1)(2)	375	332	1,146	1,016
General and administrative(1)	115	114	346	298
Transaction and loan losses	148	58	303	151
Total operating expenses	1,048	835	3,025	2,510
Income from operations	343	283	837	610

Net (loss) gain on equity and equity method investments(3)	(112)	484	(498)	(53)
Other income, net	77	93	278	250
Income before income taxes	308	860	617	807
Provision for income taxes	(44)	(32)	(129)	(81)
Net income	264	828	488	726

Net income per share attributable to shareholders:
Basic	$0.20	$0.64	$0.38	$0.56
Diluted	$0.20	$0.64	$0.37	$0.56

Weighted average shares used to compute net income per share attributable to shareholders:
Basic	1,300,069,685	1,290,585,426	1,297,764,857	1,288,960,063
Diluted	1,312,872,709	1,301,600,656	1,310,028,907	1,300,417,329

(1) Includes stock-based compensation expense and related payroll taxes as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in US $ millions)
Cost of revenues	1	—	3	4
Sales and marketing	13	15	38	37
Research and development	78	77	247	222
General and administrative	24	23	71	72
	116	115	359	335
(2) Includes amortization of acquired intangibles as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in US $ millions)
Cost of revenues	2	3	6	11
Research and development	1	1	3	1
	3	4	9	12
(3) Includes the impact of any gains or losses on the embedded derivative on our Notes maturing on November 1, 2025.
Revenues

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(in US $ millions, except percentages)
Revenues
Subscription solutions	699	610	15%	1,975	1,684	17%
Merchant solutions	2,145	1,552	38%	5,909	4,384	35%
Total revenues	2,844	2,162	32%	7,884	6,068	30%

Percentage of revenues
Subscription solutions	25%	28%		25%	28%
Merchant solutions	75%	72%		75%	72%
Total revenues	100%	100%		100%	100%
Subscription Solutions
Subscription solutions revenues increased for the three months ended September 30, 2025 compared to the same period in 2024. The largest component of the period-over-period change was an increase in subscription fees of $79 million driven by an increase in MRR, which was the result of a larger percentage of subscriptions coming from higher priced plans, such as Plus, and by higher GMV resulting in an increase in subscription fees from the variable component of certain subscription contracts.
Subscription solutions revenues increased for the nine months ended September 30, 2025 compared to the same period in 2024. The largest component of the period-over-period change was an increase in subscription fees of $262 million driven by an increase in MRR, which was the result of a larger percentage of subscriptions coming from higher priced plans, such as Plus, and by higher GMV resulting in an increase in subscription fees from the variable component of certain subscription contracts.
Merchant Solutions
Merchant solutions revenues increased for the three months ended September 30, 2025 compared to the same period in 2024. The largest component of the period-over-period change was an increase in

Shopify Payments revenue of $518 million, relating to payment processing and currency conversion fees, growing in the three months ended September 30, 2025 compared to the same period in 2024. This increase was a result of an increase in our Shopify Payments penetration rate and an increase in GMV from merchants using our platform. These factors drove $17.3 billion of additional GMV facilitated using Shopify Payments in the three months ended September 30, 2025 compared to the same period in 2024, representing growth of 40%. For the three months ended September 30, 2025, the Shopify Payments penetration rate was 65%, resulting in GMV of $60.2 billion that was facilitated using Shopify Payments. This compares to a penetration rate of 62% resulting in GMV of $42.9 billion that was facilitated using Shopify Payments in the same period in 2024.
Merchant solutions revenues increased for the nine months ended September 30, 2025 compared to the same period in 2024. The largest component of the period-over-period change was an increase in Shopify Payments revenue of $1.3 billion, relating to payment processing and currency conversion fees, growing in the nine months ended September 30, 2025 compared to the same period in 2024. This increase was a result of an increase in our Shopify Payments penetration rate and an increase in GMV from our merchants using our platform. These factors drove $44.1 billion of additional GMV facilitated using Shopify Payments in the nine months ended September 30, 2025 compared to the same period in 2024, representing growth of 37%. For the nine months ended September 30, 2025, the Shopify Payments penetration rate was 65%, resulting in GMV of $164.3 billion that was facilitated using Shopify Payments. This compares to a penetration rate of 61% resulting in GMV of $120.2 billion that was facilitated using Shopify Payments in the same period in 2024.
Cost of Revenues

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(in US $ millions, except percentages)
Cost of revenues:
Cost of subscription solutions	128	108	19%	372	300	24%
Cost of merchant solutions	1,325	936	42%	3,650	2,648	38%
Total cost of revenues	1,453	1,044	39%	4,022	2,948	36%

Percentage of revenues:
Cost of subscription solutions	5%	5%		5%	5%
Cost of merchant solutions	47%	43%		46%	44%
Total cost of revenues	51%	48%		51%	49%
Cost of Subscription Solutions
Cost of subscription solutions increased for the three months ended September 30, 2025 compared to the same period in 2024. The increase was driven by a $20 million increase in cloud and infrastructure costs. As a percentage of revenues, cost of subscription solutions remained flat for the three months ended September 30, 2025 compared to the same period in 2024.
Cost of subscription solutions increased for the nine months ended September 30, 2025 compared to the same period in 2024. The increase was driven by a $70 million increase in cloud and infrastructure costs. As a percentage of revenues, cost of subscription solutions remained flat for the nine months ended September 30, 2025 compared to the same period in 2024.
Cost of Merchant Solutions
Cost of merchant solutions increased for the three months ended September 30, 2025 compared to the same period in 2024. The increase was driven by higher payment processing fees resulting from an increase in GMV facilitated through Shopify Payments. As a percentage of revenues, cost of merchant solutions increased for the three months ended September 30, 2025 compared to the same period in 2024, due to Shopify Payments representing a larger percentage of total revenue.

Cost of merchant solutions increased for the nine months ended September 30, 2025 compared to the same period in 2024. The increase was driven by higher payment processing fees resulting from an increase in GMV facilitated through Shopify Payments. As a percentage of revenues, cost of merchant solutions increased for the nine months ended September 30, 2025 compared to the same period in 2024, due to Shopify Payments representing a larger percentage of total revenue.
Gross Profit

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(in US $ millions, except percentages)
Gross profit	1,391	1,118	24%	3,862	3,120	24%
Percentage of total revenues	49%	52%		49%	51%
Operating Expenses
Sales and Marketing

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(in US $ millions, except percentages)
Sales and marketing	410	331	24%	1,230	1,045	18%
Percentage of total revenues	14%	15%		16%	17%
Sales and marketing expenses increased for the three months ended September 30, 2025 compared to the same period in 2024, due to increases of $65 million in overall marketing program spend and $12 million in employee-related costs.
Sales and marketing expenses increased for the nine months ended September 30, 2025 compared to the same period in 2024, due to increases of $158 million in overall marketing program spend and $39 million in employee-related costs, offset by a $17 million decrease in payouts related to our affiliate partner programs.
Research and Development

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(in US $ millions, except percentages)
Research and development	375	332	13%	1,146	1,016	13%
Percentage of total revenues	13%	15%		15%	17%
Research and development expenses increased for the three months ended September 30, 2025 compared to the same period in 2024, due to increases of $21 million in computer hardware and software costs and $19 million in employee-related costs.
Research and development expenses increased for the nine months ended September 30, 2025 compared to the same period in 2024, due to increases of $86 million in employee-related costs and $44 million in computer hardware and software costs.

General and Administrative

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(in US $ millions, except percentages)
General and administrative	115	114	1%	346	298	16%
Percentage of total revenues	4%	5%		4%	5%
General and administrative expenses remained relatively flat for the three months ended September 30, 2025 compared to the same period in 2024.
General and administrative expenses increased for the nine months ended September 30, 2025 compared to the same period in 2024, due to a reversal of a previously recorded estimated legal liability of $55 million in the second quarter of 2024 and an increase of $13 million for impairment related costs associated with right-of-use assets and leasehold improvements, offset by a decrease of $17 million in indirect taxes.
Transaction and Loan Losses

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(in US $ millions, except percentages)
Transaction and loan losses	148	58	155%	303	151	101%
Percentage of total revenues	5%	3%		4%	2%
Transaction and loan losses increased for the three months ended September 30, 2025 compared to the same period in 2024, due to increases of $73 million in losses related to Shopify Payments driven by an increase in expected losses, higher realized losses in the period and due to higher GMV processed through Shopify Payments relative to the same period in 2024 and $15 million in losses related to lending services driven by an expansion of our offerings and programs relative to the same period in 2024.
Transaction and loan losses increased for the nine months ended September 30, 2025 compared to the same period in 2024, due to increases of $99 million in losses related to Shopify Payments driven by an increase in expected losses, higher realized losses in the period and due to higher GMV processed through Shopify Payments relative to the same period in 2024 and $50 million in losses related to lending services driven by an expansion of our offerings and programs relative to the same period in 2024.
Net (Loss) Gain on Equity and Equity Method Investments

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(in US $ millions, except percentages)
Net (loss) gain on equity and equity method investments	(112)	484	*	(498)	(53)	*
*Not a meaningful comparison
In the three months ended September 30, 2025, we had a net loss on equity and other investments of $62 million, which included a $75 million unrealized loss in an investment option, offset by a $28 million unrealized gain in investments with readily determinable fair values which was the result of the change in share prices from June 30, 2025 to September 30, 2025. Additionally, we had an unrealized loss of $29 million on the embedded derivative held prior to the settlement of the Notes and a net loss of $21 million on our equity method investment.
In the three months ended September 30, 2024, we had a net gain on equity and other investments of $512 million which included a $454 million unrealized gain in investments with readily determinable fair values and was the result of the net change in share prices from June 30, 2024 to September 30, 2024 and a $59 million unrealized gain in an investment option. Additionally, we had a net loss of $28 million on our equity method investment.
In the nine months ended September 30, 2025, we had a net loss on equity and other investments of $402 million, which included a $400 million unrealized loss in investments with readily determinable fair values which was the result of the change in share prices from December 31, 2024 to September 30, 2025 and a $147 million unrealized loss in an investment option, offset by $165 million unrealized gain on investments without readily determinable fair values which was the result of an observable price change. Additionally, we had a net loss of $68 million on our equity method investment and an unrealized loss of $29 million on the embedded derivative held prior to the settlement of the Notes.
In the nine months ended September 30, 2024, we had a net gain on equity and other investments of $60 million, which included a $67 million net unrealized gain in investments without readily determinable fair values due mainly to an observable price change in the period and a $36 million unrealized gain in an investment option, offset by a $49 million unrealized loss in investments with readily determinable fair values which was the result of the change in share prices from December 31, 2023 to September 30, 2024. Additionally, we had a net loss of $116 million on our equity method investment.
Other Income, Net

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(in US $ millions, except percentages)
Other income, net	77	93	(17)%	278	250	11%
In the three months ended September 30, 2024, other income, net was driven by interest income of $81 million recognized on marketable securities compared to interest income of $77 million recognized on marketable securities for the same period in 2024 and net loss on foreign exchange of $4 million compared to $16 million net gain on foreign exchange for the same period in 2024.
In the nine months ended September 30, 2025, other income, net was driven by interest income of $252 million recognized on marketable securities compared to interest income of $236 million recognized on marketable securities for the same period in 2024 and net gain on foreign exchange of $26 million compared to $14 million net gain on foreign exchange for the same period in 2024.
Provision for Income Taxes

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(in US $ millions, except percentages)
Provision for income taxes	(44)	(32)	*	(129)	(81)	*
*Not a meaningful comparison
We had a provision for income taxes of $44 million in the three months ended September 30, 2025, compared to provision for income taxes of $32 million in the same period in 2024, as a result of earnings in various jurisdictions, partially offset by an unrealized loss on equity and other investments.
We had a provision for income taxes of $129 million in the nine months ended September 30, 2025, compared to provision for income taxes of $81 million in the same period in 2024, as a result of earnings in various jurisdictions, partially offset by an unrealized loss on equity and other investments.

Summary of Quarterly Results
The following table sets forth selected unaudited quarterly results of operations data for each of the eight quarters ended September 30, 2025. The information for each of these quarters has been derived from unaudited condensed consolidated financial statements that were prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods in accordance with U.S. GAAP. This data should be read in conjunction with our unaudited condensed consolidated financial statements and audited consolidated financial statements and related notes for the relevant period. These quarterly operating results are not necessarily indicative of our operating results for a full year or any future periods.

	Three months ended
	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023
	(in US $ millions, except per share amounts)
Revenues
Subscription solutions	699	656	620	666	610	563	511	525
Merchant solutions	2,145	2,024	1,740	2,146	1,552	1,482	1,350	1,619
	2,844	2,680	2,360	2,812	2,162	2,045	1,861	2,144

Cost of revenues(1)(2)
Subscription solutions	128	121	123	134	108	97	95	97
Merchant solutions	1,325	1,257	1,068	1,326	936	903	809	985
	1,453	1,378	1,191	1,460	1,044	1,000	904	1,082

Gross profit	1,391	1,302	1,169	1,352	1,118	1,045	957	1,062

Operating expenses
Sales and marketing(1)(2)	410	415	405	348	331	353	361	317
Research and development(1)(2)	375	394	377	351	332	349	335	311
General and administrative(1)(3)(4)	115	122	109	112	114	60	124	100
Transaction and loan losses	148	80	75	76	58	42	51	45
Total operating expenses	1,048	1,011	966	887	835	804	871	773
Income from operations	343	291	203	465	283	241	86	289

Net (loss) gain on equity and equity method investments(5)	(112)	658	(1,044)	906	484	(120)	(417)	320
Other income, net	77	130	71	50	93	82	75	73
Income (loss) before income taxes	308	1,079	(770)	1,421	860	203	(256)	682
(Provision for) recovery of income taxes	(44)	(173)	88	(128)	(32)	(32)	(17)	(25)
Net income (loss)	264	906	(682)	1,293	828	171	(273)	657

Net income (loss) per share attributable to shareholders:
Basic	$0.20	$0.70	$(0.53)	$1.00	$0.64	$0.13	$(0.21)	$0.51
Diluted	$0.20	$0.69	$(0.53)	$0.99	$0.64	$0.13	$(0.21)	$0.51

(1) Includes stock-based compensation expense and related payroll taxes as follows:

	Three months ended
	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023
	(in US $ millions)
Cost of revenues	1	1	1	—	—	3	1	1
Sales and marketing	13	12	13	13	15	10	12	14
Research and development	78	85	84	81	77	73	72	69
General and administrative	24	22	25	24	23	23	26	19
	116	120	123	118	115	109	111	103
(2) Includes amortization of acquired intangibles as follows:

	Three months ended
	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023
	(in US $ millions)
Cost of revenues	2	2	2	1	3	4	4	4
Sales and marketing	—	—	—	1	—	—	—	—
Research and development	1	1	1	—	1	—	—	—
	3	3	3	2	4	4	4	4

(3) In the second quarter of 2024, we released an accrual for an estimated liability of $55 million associated with a legal matter.
(4) Includes impairment related costs associated with right-of-use assets and leasehold improvements of $3 million in the third quarter of 2025 and $10 million in the second quarter of 2025.
(5) Includes loss on the embedded derivative held to settle Notes of $29 million in the third quarter of 2025.
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
Quarterly Revenue and Gross Margin Trends
Historically, revenues experienced a seasonal decrease in our first quarter as consumers typically reduce their spending following the holiday season resulting in a seasonal decrease in GMV, which was not completely offset by Shopify Payments penetration and MRR growth. Subsequently, revenues have increased in each of the next three quarters as a result of MRR and overall GMV growth. Our merchants have processed additional GMV during the fourth-quarter holiday seasons, and as a result, we have generated higher subscription solutions and merchant solutions revenues in our fourth quarters compared to other quarters. Due to the continued growth of our merchant solutions offerings, we believe that our business may become more seasonal in the future.
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
Quarterly (Loss) Gain on Equity and Equity Method Investments and Other Income Trends
Historically, there have been no consistent trends associated with (loss) gain on equity and equity method investments and other income as changes are impacted by fluctuations in the fair value of our equity investments in public companies with readily determinable fair values, observable changes or impairments associated with our equity investments in private companies without readily determinable fair values, changes in our equity method investment based on our share of income and loss, including amortization of the basis difference, changes in the fair value of our investments in convertible notes of private companies, changes in the fair value of the embedded derivative held to settle the Notes, foreign exchange rates and interest rates. The results from these changes may fluctuate from period to period and may cause volatility to our earnings as well as impact comparability of our results from period to period.
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
Our principal cash requirements are for working capital and ongoing operations. Excluding current deferred revenue and the Notes, working capital as of September 30, 2025 was $7.7 billion. As a result of our employee compensation program, there is a potential for an increase in cash usage as employees have the ability to elect how much of their total compensation will be in the form of cash versus stock-based compensation awards. Given the ongoing cash generated from operations and our existing cash and cash equivalents, we believe there is sufficient liquidity to meet our current and planned financial obligations over the next 12 months and into the foreseeable future. Our future financing requirements will depend on many factors, including but not limited to our growth rate, subscription renewal activity, the timing and extent of spending to support development of our platform, the expansion of sales and marketing activities, the macroeconomic conditions and overall levels of consumer spending on goods and potential strategic investments and acquisitions activity. Although we currently are not a party to any material undisclosed agreement and do not have any understanding with any third parties with respect to potential material investments in, or material acquisitions of, businesses or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
On November 3, 2025, the Company settled the outstanding Notes and the embedded derivative for $1.0 billion in cash and a nominal amount of Class A subordinate voting shares. The Company will recognize a pre-tax loss of $123 million in the year ended December 31, 2025 to reflect the value settled over the conversion price of $144.01.

Cash, Cash Equivalents and Marketable Securities
Cash, cash equivalents and marketable securities increased by $870 million to $6.3 billion as of September 30, 2025 from $5.5 billion as of December 31, 2024, as a result of cash provided by our operations and proceeds from the exercise of stock options partially offset by the purchase and origination of loans, net of repayments, the purchase of equity and other investments and acquisition of business, net of cash acquired. Cash equivalents and marketable securities include money market funds, term deposits, U.S. federal bonds and agency securities and corporate bonds and commercial paper, all maturing within 12 months from September 30, 2025.
The following table summarizes our total cash, cash equivalents and marketable securities as well as our operating, investing and financing activities for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,
	2025	2024
	(in US $ millions)
Cash, cash equivalents and marketable securities (end of period)	6,349	4,895
Net cash provided by (used in):
Operating activities	1,308	1,001
Investing activities	(536)	(925)
Financing activities	127	12
Effect of foreign exchange on cash and cash equivalents	17	6
Net increase in cash and cash equivalents	916	94
Increase (decrease) in marketable securities(1)	(46)	(207)
Net increase in cash, cash equivalents and marketable securities	870	(113)
 (1) Excludes $676 million and $782 million of marketable securities classified in "Long-term Investments" as of September 30, 2025 and 2024, respectively.
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
For the nine months ended September 30, 2025, net cash provided by operating activities was the result of operating income, once adjusted for non-cash items, offset by a use of cash due to an increase in non-cash working capital.
Cash Flows From Investing Activities
Net cash used in investing activities in the nine months ended September 30, 2025 was driven by $492 million used for purchases and originations of loans, net of repayments and sales, $83 million used to purchase equity and other investment, $56 million used in acquisitions of businesses, net of cash acquired and $16 million used to purchase property and equipment, offset by $109 million provided by maturities of marketable securities, net of purchases.
Cash Flows From Financing Activities
Net cash provided by financing activities in the nine months ended September 30, 2025 was driven by proceeds from the issuance of Class A subordinate voting shares and Class B restricted multiple voting shares as a result of stock options exercises.

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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of significant judgment. Actual results may vary from our estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different, applies estimates that reasonably could have been used or changes in the accounting estimates that are reasonably likely to occur periodically, which could materially impact our condensed consolidated financial statements.
Our critical accounting policies, estimates, and judgments are discussed in Part II — Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2024 Form 10-K as well as "Note 3 - Significant Accounting Policies" in the notes to the condensed consolidated financial statements included in Part I — Item 1 of this Quarterly Report on Form 10-Q.
Item 3: Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, as discussed in Note 3 in our condensed consolidated financial statements and the accompanying notes for the fiscal quarter ended September 30, 2025, as well as in our audited consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2024. These risks primarily include foreign currency exchange risk, equity and other investments risk, interest rate risk, concentration of credit risk and inflation risk, as discussed below. We regularly assess these risks to minimize any adverse effects on our business as a result of those factors.
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

Effect of Foreign Exchange Rates
The following non-GAAP financial measures convert our revenues, cost of revenues, operating expenses and income (loss) from operations in the current reporting period using the comparative prior year period's monthly average exchange rates:

	Three months ended September 30,
	2025			2024
	GAAP Amounts as Reported	Exchange Rate Effect(1)	At Prior Period Effective Rates(2)	GAAP Amounts as Reported
	(in US $ millions)
Revenues	2,844	(17)	2,827	2,162
Cost of revenues	(1,453)	6	(1,447)	(1,044)
Operating expenses	(1,048)	—	(1,048)	(835)
Income from operations	343	(11)	332	283

	Nine months ended September 30,
	2025			2024
	GAAP Amounts as Reported	Exchange Rate Effect(1)	At Prior Period Effective Rates(2)	GAAP Amounts as Reported
	(in US $ millions)
Revenues	7,884	(16)	7,868	6,068
Cost of revenues	(4,022)	6	(4,016)	(2,948)
Operating expenses	(3,025)	(13)	(3,038)	(2,510)
Income from operations	837	(23)	814	610
(1) Represents the increase or decrease in GAAP amounts reported resulting from using the comparative period's effective foreign exchange rates. The exchange rate effect is primarily driven by fluctuations in CAD, EUR, GBP and AUD foreign exchange rates.
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

The following table summarizes the effects on revenues, cost of revenues, operating expenses and income from operations of a 10% strengthening of all foreign currencies the Company transacts in versus the USD without considering the impact of the Company's hedging activities and factoring in any potential changes in demand for the Company's solutions as a result of fluctuations in exchange rates:

	Nine months ended September 30,
	2025			2024
	GAAP Amounts As Reported	Exchange Rate Effect(1)(2)	At 10% Stronger Rates(3)	GAAP Amounts As Reported	Exchange Rate Effect(1)(2)	At 10% Stronger Rates(3)
	(in US $ millions)
Revenues	7,884	181	8,065	6,068	127	6,195
Cost of revenues	(4,022)	(83)	(4,105)	(2,948)	(58)	(3,006)
Operating expenses	(3,025)	(83)	(3,108)	(2,510)	(78)	(2,588)
Income from operations	837	15	852	610	(9)	601
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
Equity and Other Investments Risk
We hold equity and other investments that are subject to market-related risks that could substantially reduce or increase the fair value of our holdings. As of September 30, 2025, we had equity and other investments in public and private companies and our equity method investment totaled $4.9 billion. Our equity and other investments with readily determinable fair values, representing $2.8 billion of our investments as of September 30, 2025, are recorded at fair value, which is subject to market price volatility. Our equity investments in private companies, representing $974 million of our investments as of September 30, 2025, are recorded using the measurement alternative and are assessed each reporting period for observable price changes and impairments, which may involve estimates and judgments given the lack of readily available market data. Certain equity investments in private companies are in the early stages of development and are inherently risky due to their lack of operational history. Our equity method investment in Flexport, representing $574 million of our investments as of September 30, 2025, is subject to market-related risks based on our share of income or loss, including amortization of the basis difference, from this investment which may cause volatility to our earnings. Our debt investments in convertible notes of private companies are recorded at fair value representing $549 million of our investments as of September 30, 2025, which are impacted by the underlying entities' valuations and interest rates. Our investment option derivative to purchase Series B common shares in Klaviyo, representing $57 million of our investments as of September 30, 2025, is impacted by market price volatility and interest rates.
Our marketable securities greater than one year, and less than 3 years, representing $676 million of our investments as of September 30, 2025, are recorded at carrying value and any changes in the fair value due to the interest rate are not recorded until the investment is sold as they are classified as "held to maturity".
The results from these changes may fluctuate from period to period and may cause volatility to our earnings as well as impact comparability of our results from period to period.
Interest Rate Risk
We had cash, cash equivalents and marketable securities in our cash management program totaling $6.3 billion as of September 30, 2025. The cash and cash equivalents are held for operations and working capital purposes. Our investments within cash, cash equivalents and marketable securities are made for capital preservation purposes. We do not enter into these types of investments for trading or speculative purposes.
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
The Company holds convertible notes in private companies. These investments are classified as available-for-sale debt securities, for which we have elected to account for under the fair value option. These investments are carried at fair value at each balance sheet date and any movements in the fair value are recognized in "Net income" in the condensed consolidated statements of operations and comprehensive income. The underlying entity's valuation includes inputs such as interest rates which impact the market value of the investment.
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
Management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures and have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2025.
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
None.
Item 3: Defaults Upon Senior Securities
Not applicable.
Item 4: Mine Safety Disclosures
Not applicable.
Item 5: Other Information
During the three months ended September 30, 2025, the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) listed below adopted, modified or terminated trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
On September 11, 2025, Jeff Hoffmeister, the Company's Chief Financial Officer, adopted a trading plan that provides for the potential sale of up to 20,000 shares of the Company’s Class A Subordinate Voting Shares. The plan will terminate on December 10, 2026, subject to early termination for certain specified events set forth in the plan.

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
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Shareholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags
X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL	X
*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
November 4, 2025
Shopify Inc.

/S/ Jeff Hoffmeister
Jeff Hoffmeister
Chief Financial Officer
(principal financial officer)