Form 10-K
period 2025-12-31
SHOPIFY INC.
filed 2026-02-11
CIK 1594805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
Form 10-K
___________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
______________________________________________
______________________________________________
Shopify Inc.
(Exact name of registrant as specified in its charter)
______________________________________________

Canada		001-37400	98-0486686
(State or other jurisdiction of incorporation)		(Commission File Number)	(IRS Employer Identification No.)

151 O'Connor Street, Ground Floor			85 10th Avenue, Suite 800
Ottawa,	Ontario		New York,	New York
Canada	K2P 2L8		USA	10011
(Address of Principal Executive Offices)
Registrant’s Telephone Number, Including Area Code: (613) 241-2828 x 1045
______________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Subordinate Voting Shares	SHOP	The Nasdaq Global Select Market
Securities registered pursuant to section 12(g) of the Act: None
______________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's Class A Subordinate Voting Shares held by non-affiliates, based on the closing price of the Class A Subordinate Voting Shares as reported by The Nasdaq Global Select Market on June 30, 2025, the end of the registrant's most recently completed second fiscal quarter, was $140,315,345,495.
The registrant had 1,226,037,779 Class A Subordinate Voting Shares, 78,073,594 Class B Restricted Voting Shares and 1 Founder Share issued and outstanding as of February 6, 2026.
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

Shopify Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2025

Page
General Matters	4
Forward-Looking Statements	5

Part IV
Item 15: Exhibit and Financial Statement Schedules	70
Item 16: Form 10-K Summary	70

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
In some cases, you can identify forward-looking statements by terminology such as "enable", "may", "might", "will", "should", "could", "expects", "focused on", "intends", "plans", "anticipates", "believes", "predicts", "potential", "continue", "become", "seek", "strive" or the negative of these terms or other similar words. Any forward-looking statements are based on our management’s perception of historic trends, current conditions and expected future developments, as well as other assumptions that management believes are appropriate in the circumstances. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking. In particular, forward-looking statements include, but are not limited to, statements about:
•our ability to: expand, grow and retain our merchant base; localize features; offer more sales channels that can connect to our platform; increase and extend the functionality of our platform; catalyze merchants' sales growth; leverage emerging technologies, including artificial intelligence ("AI"); enhance our ecosystem and partner programs; provide a high level of merchant service; hire key talent and retain and motivate qualified personnel; and maximize long-term value;
•our products and solutions enabling and increasing the probability of merchant success;
•our beliefs regarding future macroeconomic conditions and their impact on Shopify and our merchants, including with regard to inflationary pressures, international trade risks and trade protection measures, including tariffs, trade wars, barriers and restrictions, or threats of such actions and related uncertainty;
•the expected impact of seasonality on our current and future business;
•our exposure to fluctuations in foreign currencies;
•the ability to grow our addressable markets and meet merchant needs;
•our expectation that we will continue to invest in data analytics, machine learning and AI;
•our expectations regarding the development of emerging technologies, including AI, and applications of these technologies to our business;
•our intentions regarding future growth and investments to drive future growth, the impact of those investments and our ability to manage such growth effectively;
•our intention to further tailor our sales strategies to attract large volume brands;
•expansion of our platform's capabilities;
•enhancing our ecosystem and partner program, including through the formation of strategic partnerships;
•our ability to quickly distribute new versions of our platform;
•our expectations regarding our sustainability initiatives;
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
•our expectations regarding our future financial performance, including revenue, gross margin, operating expenses and cash flows;
•our expectations regarding market risks, including foreign currency exchange risk and interest rate risk, and the effectiveness of our hedging activities;
•our expectations regarding our liquidity position;
•the expansion of our platform and offerings internationally;

•our ability to maintain our corporate culture as we execute with a remote-first global workforce;
•our expectations regarding the adoption of our platform and solutions by Shopify Plus merchants and enterprise-level businesses;
•our expectation that the growth of our business will depend in part on the success of our relationships with third parties;
•our intention to pursue additional third-party relationships;
•our expectations regarding future investment in the business, including with respect to key talent, sales and marketing, research and development, the creation and implementation of new products and services, the functionality of our platform, merchant service and support, security and operational requirements, our network infrastructure, acquisitions and the expansion of our international operations;
•our ability to optimize marketing spend and successfully sell to and support enterprise merchants in order to drive growth;
•the effectiveness of our Flex Comp compensation system in attracting, motivating and retaining qualified personnel;
•our expectation that as our consumer-facing offerings evolve and grow in popularity, the risk of additional laws and regulations impacting our business will also increase;
•our intention to continue our use and development of open source software;
•potential acquisitions, divestitures and investments;
•expected synergies and other benefits from acquisitions, including from the integration of acquired technology;
•the exploration, expansion and evolution of other products, models, structures and additional markets for our lending and financing products;
•our expectations with respect to changes in our pricing models;
•our expectation that we will not pay any cash dividends in the foreseeable future;
•our expectations regarding the adoption and impact of new accounting standards;
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

Part I
Item 1: Business
Overview
Shopify provides essential internet infrastructure for commerce. Shopify's all-in-one platform makes it easier to start, run and grow a business, powering sales online, in store, and everywhere in between. Shopify's mission is to make commerce better for everyone with a platform and services that are engineered for speed, customization, reliability and security, while delivering a better shopping experience for consumers everywhere.
Shopify's business is designed to empower our merchants by offering a comprehensive, multi-channel commerce platform that supports their business as it grows. As owners and operators, merchants set their course, while Shopify offers them the tools to seamlessly manage, market and sell their products across various sales channels, including online storefronts, physical retail spaces, AI platforms, social media and more. Emphasizing merchant-first innovation, Shopify provides an integrated back-end system to streamline operations, from managing inventory and transaction management to building relationships with buyers. With a robust and continuously updated infrastructure, Shopify's goal is to provide merchants with cutting-edge technology to thrive in a competitive market.
Our Merchants
We believe we can help merchants of all verticals and sizes, from aspirational entrepreneurs to companies with large-scale, direct-to-consumer or business to business ("B2B") operations, or both, realize their potential at all stages of their business life cycle. Our merchants represent a wide array of retail verticals and business sizes and no single merchant has ever represented more than five percent of our total revenues in a single reporting period. As of December 31, 2025, we had millions of merchants from more than 175 countries using our platform, geographically dispersed as follows: 44% in the United States, 31% in Europe, the Middle East and Africa, 16% in Asia Pacific, Australia and China, 5% in Canada and 5% in Latin America.
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

# Revenue by Cohort

Pre 2023
2023
2024
2025
12,500
10,000
7,500
5,000
2,500
0
$USD Millions
2022
2023
2024
2025

Ecosystem
A rich ecosystem of app developers, theme designers and other partners, such as digital and service professionals, marketers, photographers and affiliates has evolved around the Shopify platform. We believe our partner ecosystem helps drive the growth of our merchant base by extending the functionality of the Shopify platform through the development of apps, which in turn further accelerates growth of the ecosystem. As of December 31, 2025, more than 21,000 apps were available in the Shopify App Store.
Our Offerings
Our business model has two revenue components: a recurring subscription component that we call subscription solutions and a merchant success-based component that we call merchant solutions.
Subscription Solutions
We generate subscription solutions revenues primarily through the sale of subscriptions to our platform, including variable platform fees, as well as through the sale of subscriptions to our Point of Sale Pro ("POS Pro") offering, the sale of apps, the registration of domain names and the sale of themes.
We offer pricing plans designed to meet the needs of our current and prospective merchants. While most merchants subscribe to our Basic and Grow plans, the majority of our gross merchandise volume ("GMV") has been generated from merchants subscribing to our Shopify Plus plan and enterprise offerings. GMV is the total dollar value of orders facilitated through our platform including certain apps and channels for which a revenue-sharing arrangement is in place in the period, net of refunds, and inclusive of shipping and handling, duty and value-added taxes. GMV does not represent revenue earned by us. Offered at a starting rate that is several times that of our Advanced plan, the Shopify Plus plan solves for the complexity of merchants as they grow and scale globally, offering additional functionality and support, including access to features like Shopify Audiences for customer acquisition, B2B features for selling wholesale and Launchpad for ecommerce automation. We also offer localized pricing plans in select countries where we bill in local currency in order to attract more merchants to our platform.
Our subscription plans typically have a one-month term, although merchants can elect to make an annual or multi-year commitment. Merchants who sign on to Shopify Plus or our enterprise offering initially have annual or multi-year subscription terms. Subscription terms generally renew automatically unless notice of cancellation is provided in advance. POS Pro subscriptions fees are charged on a per month and per location basis, with an option to elect an annual commitment.
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
We principally generate merchant solutions revenues from payment processing fees and currency conversion fees from Shopify Payments, our fully integrated payment solution. We also generate merchant solutions revenue from our lending services, referral fees from partners, the sale of shipping labels, the sale of Point of Sale ("POS") hardware, advertising on the Shopify App Store and Shop Campaigns, our buyer acquisition offering.
Research and Development
Shopify is building products and solutions for commerce that enable merchants of all sizes around the world to successfully start and scale their businesses on Shopify. We strive to increase the probability of a merchant's future success by finding and supporting solutions that enable merchant discovery and allow merchants to develop a commerce presence across multiple channels and geographies. We expect to continue to leverage emerging technologies including data analytics, machine learning and AI in our products, to help our merchants increase productivity, improve workflows, make smarter decisions and enhance the reach of their products. For example, Shopify provides a suite of AI-enabled features integrated across the Shopify platform, including Sidekick, our AI-enabled commerce assistant, and Agentic Storefronts, which enables agent-assisted product discovery and checkout across a number of AI platforms. Research and development at Shopify is currently focused on product management, product development and product design to accomplish these goals.
We also invest in developing the tools to make it easier for our ecosystem partners to build on and for Shopify to extend the functionality and flexibility of the platform. We believe that by deepening and expanding the range of solutions we offer to merchants and by offering new and better ways to market and sell their products, we will be able to grow our addressable market and meet the needs of merchants in years ahead.
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
Human Capital
Shopify is a company designed for world-class crafters. We value employees who are merchant-obsessed and thrive on change. Teams at Shopify experiment, observe and iterate to make commerce better for everyone. To support and enhance talent growth and development, we created “~Mastery”, Shopify's craft-first talent system, to reward those who show up better to work every day on the continuous journey to improve their craft.
Shopify has a remote-first work environment for employees, gathering in-person periodically during the year to connect and solve complex problems. Teams connect through “Local Access” in certain cities, in-person team events (or “Bursts”) and key company gatherings, which in 2025 included a company-wide summit held in Toronto, Canada. These in-person moments foster connection, drive mission alignment and increase impact. Employees also have the opportunity to tackle novel problems and projects through Hack Days, which in 2025 included in-person collaboration in cross-company teams.
We are intentional about building a culture and environment that empowers our talented people. We measure employee engagement through regular pulse checks, including a semi-annual survey. We offer wellness resources and programs across four pillars: financial, mental, physical and social wellness, including an Employee Assistance Program that provides employees with confidential help for any work, health or life concern. As of December 31, 2025, Shopify had approximately 7,600 employees worldwide.
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
Sustainability
Shopify is a company that wants to see the next century and has taken many steps to build a sustainable business, including addressing emissions from building and home office energy usage and business travel and leveraging Google Cloud for most platform operations. In 2019, Shopify launched its Sustainability Fund, which is designed to identify and support impactful carbon-removal and reduction technologies and projects. Shopify is also a founding member of Frontier, alongside Stripe, Alphabet and McKinsey, among others, with a goal to collectively purchase over $1 billion of permanent carbon removal by the end of 2030. Merchants can also choose to address the carbon emissions associated with shipping their orders by adding the Shopify Planet app to their store.

Competition
Our market is transforming, competitive and highly fragmented, and we expect competition to increase in the future. We believe the principal competitive factors in our market are:
•vision for commerce and product strategy;
•simplicity and ease of use for merchants and their buyers;
•integration of multiple sales channels;
•embedding of commerce functionality across more surfaces;
•interoperability across surfaces;
•cost-effective solutions;
•significant app ecosystem;
•breadth and depth of functionality;
•pace of innovation;
•powerful data analytics;
•ability to leverage emerging technologies, including AI;
•ability to scale;
•security and reliability;
•support for merchant discovery and brand development; and
•brand recognition and reputation.
With respect to each of these factors, we believe that we compare favorably to our competitors.
The growth of ecommerce may attract new entrants or new offerings from existing competitors. Additionally, some merchants may select one or more integrated or standalone offerings from other providers such as:
•ecommerce software vendors;
•content management systems;
•payment processors;
•point of sale providers;
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

Government Regulation
We are subject to a number of foreign and domestic laws and regulations that may affect companies conducting business on the internet, many of which are still evolving and could be interpreted in ways that could adversely affect our business. For example, concern about the use of software as service platforms for illegal conduct, such as money laundering or supporting terrorist activities, may in the future result in legislation or other governmental action that could require changes to our platform. Similarly, legislation or other governmental action around online platforms that might be used to distribute illegal or otherwise harmful content, goods or services, may require changes to our platform.
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
We could also be subject to liability and/or governmental regulation related to the content of merchants' shops, products and services or other activities of our merchants and/or partners in various jurisdictions around the world. In many jurisdictions, new laws, regulations or rules relating to the liability of providers of online services for activities of their customers and other third parties are currently being proposed and debated, or otherwise being tested in court. This liability could relate to a number of different types of legal claims or concerns, including concerns relating to unfair competition, unfair, deceptive and abusive practices, copyright and trademark infringement, defamation, invasion of privacy or other torts, products liability and other theories based on the nature of the relevant goods, services or content. Any legislation, court ruling or other governmental regulation or action that imposes liability on providers of online services in connection with the activities of their customers or their customers’ users could adversely affect our business. In such circumstances we may also be subject to liability under applicable law, which may not be fully mitigated by our terms of service. Any liability attributed to us could adversely affect our brand, reputation, ability to expand our merchant base and financial results.
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
•The impact of worldwide economic conditions, including measures that affect international trade, such as tariffs, and the resulting impact on spending by merchants and their buyers;
•The impact of seasonal fluctuations on our business;
•The success of our strategic relationships with third parties and the impact of these relationships on our growth;

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
We may also fail to attract new merchants, retain existing merchants, retain revenue from existing merchants or increase sales to both new and existing merchants as a result of a number of other factors, including: reductions in our current or potential merchants’ spending levels; a decline in consumer spending, including as a result of deteriorating macroeconomic conditions; competitive factors affecting the global market for commerce services, including the introduction of competing platforms, discount pricing and other strategies that may be implemented by our competitors; our ability to execute on our growth strategy and operating plans including new solutions offerings; concerns relating to actual or perceived data incidents and security breaches; the frequency and severity of any system outages; technological changes or problems; our ability to expand into new markets and internationally; the imposition of new or increased tariffs or other trade protection measures; a decline in the number of entrepreneurs globally; a decline in our merchants' level of satisfaction with our platform and merchants' usage of our platform; the fact that difficulty and cost to switch to a competitor may not be significant for many of our merchants; changes in our relationships with third parties, including partners, app developers, theme designers, referral sources, vendors, payment processors and providers of AI technology; the timeliness and success of new products and services we may offer in the future; our ability to integrate emerging technologies into our products; and our focus on long-term value over short-term results, meaning that we may make strategic decisions that may not maximize our short-term revenue or profitability if we believe that the decisions are consistent with our mission and will improve our financial performance over the long-term. Due to these factors and the continued evolution of our business, our historical revenue growth rate and operating margin may not be indicative of future performance.
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
Competition may intensify as our competitors enter into business arrangements or alliances or raise additional capital, or as established companies in other market segments or geographic markets expand into our market segments or geographic markets. For instance, certain competitors could use strong positions in one or more markets to gain a competitive advantage against us in areas where we operate by, among other things: integrating competing platforms, applications or features into products they control; making acquisitions; or making access to our platform more difficult including by changing the terms of service related to their products, which could impact our and our merchants' ability to offer services or adversely impact our results of operations and those of our merchants. For example, large technology platforms have imposed and are considering imposing, or may provide their users the ability to impose, restrictions on the ability of other parties to access or use data from their customers and users. These practices may impact our merchants' ability to market and sell their offerings, which could affect the demand for our platform and lead to the loss of current or prospective merchants or other business relationships. Competitors may also be more established in international markets with a better understanding of local customs, providing them a competitive advantage. We also expect new entrants to offer competitive services and merchants may also seek to build their own solutions, including using advanced tools such as AI. If we cannot compete successfully against current and future competitors, our business, results of operations and financial condition could be negatively impacted.
We store personal information including of our merchants and their buyers and users of our apps. If the security of this information is compromised or is otherwise accessed without authorization, our reputation may be harmed and we may be exposed to liability and loss of business.
We store personal information, payment information and other confidential information of our merchants and their buyers, our partners and consumers with whom we have a direct relationship. Mobile applications integrated with Shopify and the third-party apps available for our platform may also store personal information, payment information and/or other confidential information. While we use technology to monitor for compliance with eligibility requirements for certain Shopify offerings, we do not proactively and comprehensively monitor all content on all of our merchants’ shops, or the information provided to us through the applications integrated with Shopify, and, therefore, we do not control the substance of the content on our platform, which may include personal information. Additionally, we use dozens of third-party service providers and subprocessors to help us operate our business and deliver services to merchants and their buyers. These service providers and subprocessors may store or access personal information, payment information and/or other confidential information.
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
Our failure to comply with legal or contractual requirements around the privacy and security of personal information could lead to significant fines and penalties imposed by regulators, as well as claims by our merchants, their buyers or other relevant stakeholders. These proceedings or violations could force us to incur significant expenses in defense or settlement of these proceedings, result in the imposition of monetary liability or injunctive relief, divert management’s time and attention, increase our costs of doing business and materially and adversely affect our reputation and the demand for our solutions. In addition, if our security measures fail to protect payment information adequately, we could be liable to our partners, our merchants, their buyers and consumers with whom we have a direct relationship, for their losses, as well as our payments processing partners under our agreements with them. As a result, we could be subject to fines and higher transaction fees, we could face regulatory or other legal action and our merchants could end their relationships with us. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that our insurers will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our business, financial condition and results of operations.
Security breaches, improper access to or disclosure of our data, merchant data and buyer data other hacking and phishing attacks on our systems or other cybersecurity incidents could impact or interrupt service to our merchants, their buyers and others who use our services, harm our reputation, subject us to significant liability and adversely affect our business and financial results.
We operate in an industry that is prone to cyberattacks. Our products and services involve the collection, storage, processing and transmission of a large amount of data. Failure to prevent or mitigate security breaches and improper access to or disclosure of our data, merchant data and data of buyers shopping with our merchants, including personal information, or payment information from merchants and their customers, could result in the loss, modification, disclosure, destruction or other misuse of such data, which could harm our business and reputation, diminish our competitive position and subject us to legal or regulatory action. In addition, computer malware, viruses, social engineering (such as spear phishing attacks), scraping and general hacking continue to be prevalent in our industry and could be enhanced or facilitated by artificial intelligence. As a result of our increased visibility, the size of our merchant base and the increasing amount of confidential information we process, we believe that we are increasingly a target for such breaches and attacks, in particular because attackers tend to focus their efforts on popular offerings with a large user base. Our remote-first work environment could also impact the security of our platform and systems as well as our ability to prevent attacks or respond to them quickly.
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
If we fail to improve and enhance the functionality, performance, reliability, design, security and scalability of our platform and innovate and introduce new solutions in a manner that responds to our merchants' evolving needs, our business may be adversely affected.
The markets in which we compete are characterized by constant change and innovation and we expect them to continue to evolve rapidly. Our success has been based on our ability to identify and anticipate the needs of our merchants and design and maintain a platform that provides them with the tools they need to operate their businesses. Our ability to attract new merchants, retain revenue from existing merchants and increase sales to both new and existing merchants will depend in large part on our ability to continue to improve and enhance the functionality, performance, reliability, design, security and scalability of our platform and to innovate and introduce new solutions. This includes our ability to successfully translate our vision for agentic commerce into solutions that our merchants can effectively adopt and utilize. If we fail to effectively integrate AI tools into our products, the utility of our platform could diminish relative to our competitors. If we fail to anticipate and address merchants' rapidly changing needs and expectations or adapt to emerging trends, our reputation could be harmed and our business, operating results and financial condition could suffer.
Furthermore, we expect adoption of our platform and solutions by Shopify Plus merchants and enterprise-level businesses to increase. As the number of merchants with higher volume sales increases, so does the need for us to offer increased functionality, performance, reliability, scalability and support, which requires us to devote additional resources to such efforts. To the extent we are not able to enhance our platform's functionality to satisfy these requirements, our business, operating results, reputation and financial condition could be adversely affected.
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
Shopify does not currently develop its own foundational AI models. Instead we incorporate AI-powered tools and capabilities licensed from third parties into select merchant products, in order to support elements of their business operations, and into certain of our own internal business operations. We are investing in expanding the AI capabilities available in our products, including through the ongoing deployment and improvement of existing machine learning and AI technologies. AI algorithms may be flawed and datasets may be insufficient, contain biased information or produce inaccurate outputs. AI tools and algorithms may rely on third-party data with unclear or disputed intellectual property rights or interests. Intellectual property ownership and license rights, including copyright, of generative and other AI outputs, have not been fully interpreted by courts or lawmakers, and we cannot predict how future interpretations may impact our business. Certain jurisdictions have enacted, or are considering the enactment, of comprehensive legal compliance frameworks specifically related to AI. Any failure or perceived failure by us, our AI model providers or our merchants to comply with such requirements, if applicable, could have an adverse impact on our business. Additionally, AI decisions or outputs that are based, partially or solely, on automated processing or profiling or inappropriate or controversial data practices, or that include insufficient disclosures regarding AI-generated content, may: undermine the decisions, predictions, analyses or solutions AI tools produce; lead to unintentional bias or discrimination; or impair the acceptance of AI solutions, which in turn, could subject Shopify to legal liability, regulatory action, or competitive, reputational or other harm, all of which could negatively impact the value of our business, intellectual property and brand. The rapid evolution of AI and machine learning may require us to allocate additional resources to help implement AI and machine learning in a manner that minimizes unintended or harmful impacts, and may also require us to make investments in the development of proprietary datasets, machine learning models or other systems, which could be costly and negatively impact our profitability.
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
We anticipate that the growth of our business will continue to depend on third-party relationships, including strategic partnerships and relationships with software developers, affiliates, payment processors, technology, fulfillment and shipping partners, providers of online sales channels, providers of AI technology and solutions, systems integrators and other partners. We rely on computer hardware and software licensed from and services rendered by third parties in order to provide our solutions and run our business, sometimes by a single-source supplier. Identifying, negotiating and documenting relationships with third parties requires significant time and resources as does integrating third-party content and technology. Some of the third parties that sell our services, or provide additional services on our platform, have direct contractual relationships with our merchants, and therefore we risk the loss of such merchants if the third parties fail to perform their obligations. Our agreements with cloud hosting, technology, content and consulting providers are typically non-exclusive and do not prohibit such service providers from working with our competitors or from offering competing services. These third-party providers may choose to terminate their relationship with us or make material changes to their businesses, products or services.
The success of our platform depends, in part, on our ability to integrate third-party apps, themes and other offerings into our third-party ecosystem. Third-party developers and partners may change the features of their apps, themes and other offerings or alter the terms governing the use of their offerings in a manner that is adverse to us and our merchants. If third-party apps and themes change such that we do not or cannot maintain the compatibility of our platform with these apps and themes, or if we fail to ensure there are third-party apps and themes that our merchants desire to utilize, demand for our platform could decline and merchants may see decreased sales, which in turn would impact our operating results. These third-party apps can be subject to disruptions for reasons beyond our control that could have an adverse effect on us. We are also dependent on the interoperability of our platform with third-party mobile devices and mobile operating systems, as well as web browsers and application stores that we do not control. If we are unable to maintain technical inter-operation, our merchants may not be able to effectively integrate our platform with other systems and services they use. We may also be unable to maintain our relationships with certain third-party vendors if we are unable to integrate our platform with their offerings. In addition, third-party developers may refuse to partner with us or limit or restrict our access to their offerings. Partners may also impose additional restrictions on the ability of third parties like Shopify and our merchants to access or use data from their customers or users. Such changes could functionally limit or terminate our ability to use these third-party offerings with our platform, which could negatively impact our solution offerings and harm our business. If we fail to integrate our platform with new third-party offerings that our merchants want or need, or do not adapt to the data transfer requirements of such third-party offerings, we may not be able to offer the functionality that our merchants and their buyers expect, which would negatively impact our offerings and, as a result, harm our business.
We do not currently develop foundational AI models and instead rely on third‑party models to power certain AI features and tools. If the providers of such models decline to partner with us, refuse to provide or continue access on acceptable terms, or if we cannot maintain technical interoperability, we could experience disruptions to our AI offerings, incur significant re‑engineering costs, or be unable to provide these features effectively, which could adversely affect our business, financial condition and results of operations.
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
Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. Our ability to identify, hire, develop, motivate and retain qualified personnel will directly affect our ability to maintain and grow our business, and such efforts will require significant time, expense and attention. Our inability to attract or retain qualified personnel or delays in hiring required personnel may seriously harm our business, financial condition and operating results. Our ability to continue to attract and retain highly skilled personnel, specifically employees with technical and engineering skills and skills in emerging technologies such as AI, will be critical to our future success and the demand and competition for such specialized talent may be high. Our remote-first work model may negatively impact our ability to attract, train and retain talent.
Our compensation arrangements may not always be successful in attracting new employees and retaining and motivating our existing employees. Our Flex Comp compensation system provides employees with a single total compensation amount that is allocated between cash and equity awards at the discretion of the employees, subject to certain restrictions. While we believe Flex Comp will help to attract, retain and motivate qualified personnel, there can be no assurance that this system will result in the benefits we expect, and we may be required to grant additional awards or offer alternative forms of compensation to attract and retain highly skilled personnel. In addition, the ability of employees to choose the allocation of their compensation between cash and equity may result in variability in our cash and stock-based expenses from quarter to quarter, which may introduce volatility in our reported financial results.
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
Our third-party cloud service providers do not guarantee that access to our platform will be uninterrupted or error-free. Any damage to, or failure of, our providers' systems could result in interruptions to our platform. Interruptions in our services could reduce our revenue, subject us to potential liability, adversely affect our ability to retain our merchants or attract new merchants and impact our relationships with partners and consumers using applications integrated into our platform. The performance, reliability and availability of our platform is critical to our reputation and our ability to attract and retain merchants, partners and consumers with whom we have a direct relationship. If service interruptions occur, merchants, partners or buyers could share information about negative experiences on social media, which could result in damage to our reputation and loss of future sales. The property and business interruption insurance coverage we carry may not be adequate to compensate us fully for losses that may occur. In addition, the hosting costs for our cloud services have increased over time and may increase further if we continue to require more computing or storage capacity and such capacity may not be available on the same terms or with the same costs or at all. These costs could adversely impact our business and financial condition.
Payments processed through Shopify Payments, Shop Pay Installments or payments processed or funds managed through Shopify Balance may subject us to regulatory requirements, additional fees and other risks that could be costly and difficult to comply with or that could harm our business. These financial products may also pose the risk of fraud and expose Shopify or our merchants to additional costs or liabilities.
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
•potential fraudulent or otherwise illegal activity by merchants, their buyers, developers, employees, consultants or third parties, in particular with respect to unauthorized account access and unauthorized transactions for Shopify Balance where funds cannot be recovered or transactions reversed, which could lead to increased costs, fines or liabilities for Shopify;
•exposure to transaction losses on Shopify Payments, Shop Pay Installments and Shopify Balance as a result of unrecovered merchant transactions due to returns and disputes;
•restrictions on funds or required reserves related to payments; and
•compliance with evolving payment industry rules and legal requirements, including the Payment Card Industry Data Security Standard ("PCI-DSS").
We are required by our payment processors to comply with payment card network operating rules and we have agreed to reimburse our payment processors for certain fees or fines they are assessed by payment card networks as a result of any rule violations by us or our merchants. The payment card networks have discretion to both set and interpret the card rules. In addition, we face the risk that one or more payment card networks or payment processors may, at any time, assess penalties against us, against our merchants, or terminate our ability to accept credit card payments or other forms of online payments from buyers, which would have an adverse effect on our business, financial condition and operating results.
If we fail to comply with the payment card network rules, including the PCI-DSS, we would be in breach of our contractual obligations to our payment processors, financial institutions, partners and merchants. Such failure to comply may subject us to fines, penalties, damages, higher transaction fees and civil liability, and could eventually prevent us from processing or accepting payment cards or could lead to a loss of payment processor partners, even if there is no compromise of customer information.
We or our partners are currently subject to a variety of laws and regulations in various jurisdictions related to payment processing, including those governing cross-border and domestic money transmission, prepaid and other payment access instruments, electronic funds transfers, buy now pay later products, foreign exchange, anti-money laundering, counter-terrorist financing, banking and import and export restrictions. Many of these laws and regulations are still evolving and could be interpreted in ways that could constrain our ability to offer or expand our financial products or otherwise adversely affect our business. Depending on how Shopify Payments, Shop Pay Installments, Shopify Balance and our other merchant solutions evolve, we may become subject to additional laws, either in existing or new jurisdictions. In some jurisdictions, the application or interpretation of these laws and regulations is not clear. Our efforts to comply with these laws and regulations could be costly and result in diversion of management time and effort and may still not guarantee compliance. In the event that we are found to be in violation of any such legal or regulatory requirements, we may be subject to monetary fines or other penalties such as a cease and desist order, or we may be required to make changes to our platform, any of which could have an adverse effect on our business, financial condition and results of operations.
Our brand is integral to our success. If we fail to effectively maintain, promote and enhance our brand, our business and competitive position may be harmed.
We believe that maintaining, promoting and enhancing the Shopify brand is critical to expanding our business. Maintaining and enhancing our brand will depend largely on our ability to continue to provide high-quality, well-designed, useful, reliable and innovative solutions, which we may not do successfully. Errors, defects, disruptions or other performance problems with our platform, including with third-party apps, or with our other products, may harm our reputation and brand. We may introduce new solutions or terms of service that our merchants and their buyers do not like, which may negatively affect our brand. Additionally, if our merchants or their buyers have a negative experience using our solutions or third-party solutions integrated with Shopify, or if our merchants do not receive a consistently high level of customer service, such experiences may affect our brand. Our Shopify Partner Directory enables independent designers, developers and marketers to offer their services to merchants who engage them directly. Our reputation may be harmed if any of the services provided by these third parties does not meet our merchants’ expectations.
We receive media coverage globally. Any unfavorable media coverage or negative publicity about our industry or our company including, without limitation, the quality and reliability of our platform, our level of customer service, privacy and security practices, product changes, our business operations, litigation, or regulatory activity, or regarding the actions of our partners or merchants, could seriously harm our reputation. Critics have in the past and may in the future utilize the internet, the press and other means to publish negative views of our industry, our company, our competitors, and our employees, or make allegations regarding our business and operations, or the business and operations of our competitors. We may be the recipient of similar negative publicity or allegations in the future, which could adversely affect the retention, engagement and loyalty of our existing merchants and our ability to attract new merchants, and decrease revenues, divert the attention of management, cause fluctuations in the market price of our Class A subordinate voting shares and negatively impact our business and reputation.
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

Additionally, if one of our products is found to violate applicable laws or is perceived negatively by regulatory authorities or if merchants, partners or third parties with whom we work violate applicable laws or our policies, those violations could result in other liabilities for us and could harm our business. Such violations may also negatively impact our reputation and brand in ways that could cause additional harm to our business, for example by creating a negative consumer or regulatory perception around use of our products.
Evolving data protection and privacy laws and regulations, cross-border data transfer restrictions, data localization requirements and other domestic or foreign laws or regulations may limit the use and adoption of our services, expose us to liability, or otherwise adversely affect our business.
Laws and regulations related to data protection and privacy, and their interpretations, concerning the collection, processing and disclosure of consumer personal information are constantly evolving. Many of these laws and regulations, including Canada's Personal Information Protection and Electronic Documents Act, the European Union's General Data Protection Regulation ("GDPR"), the European Union's ePrivacy Directive, the United Kingdom's General Data Protection Regulation, the California Consumer Privacy Act ("CCPA"), as amended by the California Consumer Privacy Rights Act, the California Invasion of Privacy Act ("CIPA"), and other applicable provincial and state laws and regulations, as well as those of other applicable jurisdictions, contain detailed requirements regarding collecting and processing personal information, and impose certain limitations on how such information may be used, the length for which it may be stored, with whom it may be shared and the effectiveness of consumer consent. In addition to comprehensive U.S. state privacy laws and regulations that have gone into effect or will go into effect in the future, similar laws are being proposed elsewhere, which impose additional obligations such as additional rights processes, new contractual requirements, opt outs for certain uses and disclosures of sensitive personal information, opt outs from sharing personal information for targeted advertising, and disclosures and other requirements with respect to the use of AI and automated decision-making.
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
Other laws and regulations, like the GDPR, generally prohibit cross-border data transfers and onward transfers unless specific conditions are met, such as a determination that a jurisdiction provides an "adequate" level of data protection or the existence of other "appropriate safeguards" that provide some assurances as to the treatment and protection of such data. We rely on a variety of these mechanisms, including the European Commission Decision 2002/2/EC regarding the adequacy of Canadian law and Standard Contractual Clauses, and Binding Corporate Rules for transfers between Shopify entities, to strengthen our ability to efficiently provide our services around the globe at scale. If we are no longer able to rely on a particular transfer mechanism or are otherwise unable to transfer personal information across borders, we may not be able to operate in certain jurisdictions, which may reduce the demand for our services and limit our opportunities for international growth. As the enforcement landscape further develops, and supervisory authorities issue further guidance on international data transfers, we could encounter additional costs, complaints, regulatory investigations or fines.
Beyond impacting the demand for our services, our failure to comply with applicable privacy and data protection laws or regulations could expose us to significant fines and penalties as well as injunctions imposed by regulators, and has in the past and could in the future expose us to legal claims by our merchants, or their buyers, or other relevant stakeholders. Some of these laws, such as CIPA and the CCPA, permit individual or class action claims for certain alleged violations, increasing the likelihood of such legal claims. Similarly, many of these laws require us to maintain internal and external documentation, such as an online privacy policy, data protection impact assessments, records of processing activities, and other informational pages or documents that disclose or record our practices regarding the collection, processing and disclosure of personal information. If these records or disclosures contain any information that a court or regulator finds to be inaccurate, we could also be exposed to legal or regulatory liability. Any such proceedings or violations could force us to spend money in defense or settlement of these proceedings, result in the imposition of monetary liability or demanding injunctive relief, divert management’s time and attention, increase our costs of doing business and materially adversely affect our reputation.
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
◦coordination of product, engineering and sales and marketing functions, as applicable, including difficulties and additional expenses associated with supporting legacy services and products and hosting infrastructure of the acquired company, as applicable, difficulties associated with supporting new products or services, difficulties converting the customers of the acquired company onto our platform, as applicable, and difficulties associated with contract terms, including disparities in the revenues, licensing, support or professional services model of the acquired company;
◦retention and integration of employees from the acquired company; and
◦in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;
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
In conjunction with our strategic investments, we have pursued, and expect to continue to pursue, strategic partnerships to enhance our platform's functionality, introduce new solutions and generate incremental revenue opportunities. If the parties with which we partner fail to perform their obligations to the expected standard or are unable to advance our strategic objectives, this could erode merchant trust, damage our reputation, make it more difficult for us to sell our solutions to new or existing merchants, and adversely affect our revenue. Additionally, a number of our strategic investments are in early-stage companies, some of which may not be revenue-generating and which are at a higher risk of winding down.
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
We have sold in the past, and may in the future sell, a percentage of Shopify Capital loans and MCA receivables to third party investors. It is not possible for us to predict the future level of demand for the purchase of these receivables and, based on the terms of any such transactions, purchasers could terminate the purchase of these receivables at any time. Sales of receivables may fluctuate based on a number of factors, some of which may be outside of our control, including, but not limited to, economic conditions, changes in the regulatory environment, the availability of alternative investments, changes in the terms of the receivables, loans and receivables offered by other entities and prevailing interest rates. If we were to resume such sales and any purchasers significantly reduced the dollar amount of the receivables they purchase from us, we may be unable to sell those receivables to another purchaser on favorable terms or at all. In addition, these receivables have typically been sold at a premium to par, and in excess of our costs. However, premiums fluctuate from time to time and receivables are sold at variable prices, and we are not guaranteed a gain on any of the sales we undertake. In addition, we may provide guarantees, indemnities and backstop repurchases for certain representation and covenant breaches related to the receivables themselves as well as related to the servicing of those receivables. We currently fund lending products including Shopify Credit using our balance sheet cash. Open lines of credit, such as Shopify Credit, pose liquidity risks to Shopify because Shopify must maintain enough cash to fund the use of these lines. Increased adoption of these new lending products may have an adverse effect on our cash and liquidity position unless we are able to secure external sources of funding.
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
Our merchants often draw significant numbers of buyers to their shops over short periods of time, including from events such as new product releases, holiday shopping seasons and flash sales, which significantly increases the traffic and volume of transactions processed on our platform. Our servers may be unable to achieve or maintain data transmission capacity high enough to handle increased traffic or process orders in a timely manner. Our failure to achieve or maintain high data transmission capacity could significantly reduce demand for our platform and solutions and may require us to issue credits to merchants, which could negatively impact our financial position. Further, as we continue to attract larger merchants, the volume of transactions processed on our platform will increase, especially if such merchants draw significant numbers of buyers over short periods of time. In the future, we may be required to allocate resources, including spending substantial amounts of money, to build, purchase or lease additional equipment and upgrade our technology and network infrastructure in order to handle the increased load. Our ability to deliver our solutions also depends on the development and maintenance of internet infrastructure by third parties, including by our cloud service provider. Such development and maintenance includes the maintenance of reliable networks with the necessary speed, data capacity and bandwidth. If one of these third parties suffers from capacity constraints, our business may be adversely affected. In addition, because we and our merchants generate a substantial amount of revenue in the fourth quarter, any disruption in our merchants’ ability to process and fulfill customer orders in the fourth quarter could have a disproportionately negative effect on our operating results.

We may be subject to claims by third parties of intellectual property infringement or other third party or governmental claims, litigation, disputes or other proceedings.
The industries in which we operate are characterized by the existence of a large number of patents and frequent claims and related litigation regarding patents and other intellectual property rights. Third parties have in the past asserted, and may in the future assert, that our platform, hardware, solutions, technology, methods or practices, or the hardware, solutions, technology, methods or practices of third parties we use, such as open source software, infringe, misappropriate or otherwise violate their intellectual property or other proprietary rights. Such claims may be made by our competitors seeking to obtain a competitive advantage or by other parties. Additionally, non-practicing entities purchasing intellectual property assets for the purpose of making claims of infringement may attempt to extract settlements from us. The risk of claims may increase as the number of solutions that we offer and competitors in our market increases and overlaps occur. In addition, to the extent that we gain greater visibility and market exposure, we face a higher risk of being the subject of intellectual property infringement claims.
Additionally, third parties have in the past asserted, and may in the future assert, that we are directly or secondarily liable because a merchant or partner offered or sold products or services, or engaged in other conduct that infringes, misappropriates, or otherwise violates their intellectual property or other proprietary rights. Third parties have in the past asserted, and may in the future assert, that Shopify is not protected by laws or legal doctrines allowing a safe harbor to platforms for infringing content posted by the platform’s users. The risk of claims may increase as the number of merchants and partners using our services, and the variety of solutions that we offer increases. We expect to continue to expand internationally, and laws or legal doctrines regarding secondary liability for, and the availability of safe harbors from, intellectual property infringement claims resulting from merchant or partner activities may differ. The risk of being the subject of claims of secondary intellectual property infringement in a given jurisdiction in which we operate may vary in correspondence with differences in relevant intellectual property law between jurisdictions.
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
Our terms of service and acceptable use policy prohibit our merchants and our partners from using our platform to engage in illegal or otherwise prohibited activities and our terms of service and acceptable use policy permit us to take a variety of restrictive actions, including terminating a merchant’s shop or a partner's account if we become aware of such use. Merchants or partners may nonetheless engage in prohibited or illegal activities on our platform in violation of our terms, policy and applicable laws and regulations, and new technologies could be leveraged to enable such activities at scale, which in turn could harm our reputation and may subject us to legal or regulatory claims or actions. Furthermore, our brand may be negatively impacted by the actions of merchants or partners that are deemed to be hostile, offensive or inappropriate. While we use technology to monitor for compliance with or eligibility for certain Shopify offerings, we do not proactively and comprehensively monitor or review the appropriateness of all content on all our merchants’ shops in connection with our services, and we do not have control over merchant activities or the activities in which our merchants’ buyers engage. The safeguards we have in place may not be sufficient for us to avoid regulatory action or liability or avoid harm to our brand, especially if such hostile, offensive, inappropriate or illegal use is high profile, which could adversely affect our business and financial results. Merchants using the platform may also operate businesses in regulated industries, which are subject to additional scrutiny, increasing the potential scrutiny and potential liability we could incur. In addition, due to our international expansion, we may be subject to international actions alleging that certain merchant store content violates laws in foreign jurisdictions, which could negatively affect our business and operations. The laws relating to the liability of online service providers, including with respect to defamation, product liability, libel, breach of contract, invasion of privacy, negligence, copyright or trademark infringement, are evolving. Developments in these laws in various jurisdictions could subject us to liability, penalties or restrictions on our business.
There may be incidents of misuse of merchant or user data or other undesirable activity by third parties who have access to our platforms. We may not discover all such incidents or activity, whether as a result of our data or technical limitations, the scale of activity on our platform, the allocation of resources to other projects, or other factors, and we may be notified of such incidents or activity by the media, or other third parties. Such incidents and activities may include the use of merchant or user data or our systems in a manner inconsistent with our terms, contracts or policies. We may also be unsuccessful in our efforts to enforce our policies or otherwise remediate any such incidents. Consequences of any of the foregoing developments include negative effects on merchant and buyer trust and engagement, harm to our reputation and brand, changes to our practices in a manner adverse to our business and adverse effects on our business and financial results. Any such developments may also subject us to litigation and regulatory inquiries, which could divert management's time and attention and subject us to monetary penalties and damages or other remedies.
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
•future earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated earnings in countries where we have higher statutory tax rates;
•changes in gain or loss on investments that are subject to a lower tax rate; or
•negative outcomes from tax audits.

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
The application of indirect taxes, such as sales and use taxes, value-added taxes, goods and services taxes, digital service taxes, significant economic presence taxes and gross receipt taxes, to businesses like ours and to our merchants and their buyers is a complex and evolving issue. Many of the statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and online commerce. In many cases, it is not clear how existing statutes apply to commerce services provided over the Internet. There is a risk that various jurisdictions could assert that we are liable for indirect taxes or digital service taxes, which could be levied upon income or gross receipts, or for the collection of local sales and use taxes, value-added or other indirect taxes. This risk exists regardless of whether we are subject to domestic income tax or other taxes. Tax authorities are becoming increasingly active in asserting nexus for business activity tax purposes and imposing sales and use taxes and other indirect taxes on products and services provided over the internet. We may be subject to indirect taxes if a local tax authority asserts that our activities or the activities of any of our subsidiaries are sufficient to establish a nexus, including with respect to the distribution of solutions over the internet.
Each jurisdiction has different rules and regulations governing indirect sales and use taxes, and these rules and regulations are subject to varying interpretations that change over time. Various jurisdictions (including Canada and European Union member states) are seeking to impose additional reporting, record-keeping or indirect tax collection and remittance obligations on certain platforms that facilitate online commerce. In June 2018, the U.S. Supreme Court ruled in South Dakota v. Wayfair, Inc. that U.S. states may require collection of sales tax by companies that have no physical presence in the taxing state, and since the decision, states have adopted and started to enforce laws relating to the collection and remittance of sales or use taxes in their jurisdiction by remote vendors and online marketplaces. The adoption and enforcement of such laws could require our merchants or us to incur substantial costs in order to comply, which could adversely affect buyer behavior, adversely affect some of our merchants and indirectly harm our business. Similar laws are being considered and/or implemented in other jurisdictions, where the application of value-added tax or other indirect taxes on online commerce is complex and evolving. When we believe we are subject to indirect taxes in a particular state or jurisdiction we undertake necessary steps to comply with the applicable rules and regulations. If a tax authority asserts that distribution of our solutions is subject to such taxes or additional reporting or record-keeping obligations, we or our merchants may need to incur additional costs and such additional costs may decrease the likelihood that merchants would purchase our solutions or continue to renew their subscriptions. We cannot assure that we will not be subject to indirect taxes or additional income taxes for past sales in jurisdictions where we currently believe no such taxes are required. New obligations to collect or pay taxes of any kind would increase our cost of doing business.
Our business and prospects would be harmed if changes to technologies or new versions or upgrades of operating systems and internet browsers adversely impact the process by which merchants and buyers interface with our platform and other product offerings.
We believe the simple and straightforward interface for our platform and other product offerings has helped facilitate our expansion. In the future, providers of internet browsers, operating systems or application stores could introduce new features, change their terms of service or modify their technical requirements in ways that could make it difficult for merchants or buyers to use our products or otherwise degrade the functionality or accessibility of our platform or other product offerings. Any changes to technologies used in our platform or other product offerings, to existing features that we rely on, or to operating systems or internet browsers that make it difficult for merchants or buyers to access our solutions, may make it more difficult for us to maintain or increase our revenues and could adversely impact our business and prospects.
We may be unable to obtain, maintain and protect our intellectual property rights and proprietary information or prevent third parties from making unauthorized use of our technology.
Our trade secrets, trademarks, trade dress, domain names, copyrights and other intellectual property rights are important to our business. We rely on a combination of confidentiality clauses, assignment agreements and license agreements with employees and third parties, patents, trade secrets, copyrights and trademarks to protect our intellectual property and competitive position, all of which offer only limited protection. The steps we take to protect our intellectual property require significant resources and may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. We may be required to use significant resources to monitor and protect these rights. Despite our precautions, it may be possible for unauthorized third parties to copy our platform and use information that we regard as proprietary to create services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our proprietary information may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, we hold a number of issued patents but, in many cases, would not be entitled to exclude or prevent our competitors from using our proprietary technology, methods and processes to the extent the patents we own are not infringed by our competitors. We expect to continue to expand internationally and, in some foreign countries, the mechanisms to register or enforce intellectual property rights may be inadequate to protect our technology, which could harm our business. In addition, we may not be able to acquire or maintain appropriate domain names in all countries in which we do business, or prevent third parties from acquiring domain names that may be used to impersonate us, our partners, or our merchants or that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. Furthermore, regulations governing domain names may not protect our trademarks or similar proprietary rights.
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
Our merchant solutions revenues are directionally correlated with the level of GMV that merchants transact through our platform. Our merchants typically process additional GMV during the fourth quarter holiday season. As a result, we have historically generated higher merchant solutions revenues in our fourth quarter than in other quarters. However, our continued growth has partially masked seasonal trends to date. In connection with expected continued growth of our merchant solutions offerings, we believe that our business may become more seasonal in the future and that historical patterns in our business may not be a reliable indicator of our future performance. Fluctuations in quarterly results may adversely affect the predictability of our business and the price of our Class A subordinate voting shares.
Foreign exchange rate fluctuations may negatively affect our results of operations.
While most of our revenues are denominated in U.S. dollars, a significant portion of our operating expenses are incurred in foreign currencies, including the Canadian dollar, Euro and British pound sterling. As a result, our results of operations will be adversely impacted by an increase in the value of these foreign currencies relative to the U.S. dollar. The value of these foreign currencies relative to the U.S. dollar has varied significantly in the past and investors are cautioned that past and current foreign exchange rates are not indicative of future foreign exchange rates. Foreign exchange rate fluctuations may also affect our merchant solutions. For example, in select countries we generate revenue from Shopify Payments, Shopify Capital, and other subscriptions and billings in the local currency of the country in which the applicable merchant is located. As a result, we will be further exposed to foreign currency fluctuations to the extent non-U.S. dollar revenues from these offerings increase. As our operations continue to expand internationally, we may observe additional risk in other foreign currencies as a result of offering local currency billing options and additional operating expenses.

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
As of December 31, 2025, we had loss carryforwards and tax credits in various jurisdictions. These loss carryforwards and tax credits could expire and/or be unavailable to offset future income tax liabilities, which could adversely affect our profitability.
Risks Related to Ownership of our Shares
The Founder Share has a variable number of votes, which has the effect of concentrating a degree of voting power with Tobias Lütke, that could be substantially greater than the economic interest of the shares he holds.
The Founder Share provides a variable number of votes that represents, when combined with the votes attached to certain other voting shares of Shopify beneficially owned or controlled by Tobias Lütke, his immediate family and affiliates, at least 40% of the aggregate voting power attached to all of Shopify's outstanding voting shares, provided that such variable number of votes does not cause the aggregate voting power of Tobias Lütke and his immediate family and affiliates to exceed 49.9% of the aggregate voting power attached to all of the Shopify's outstanding voting shares. Tobias Lütke also holds the substantial majority of our outstanding Class B restricted voting shares, each of which carries 10 votes per share, and as at December 31, 2025, held 1,800,000 Class A subordinate voting shares, representing 0.09% of the aggregate voting power attached to all of Shopify's outstanding voting shares. As a result, as at December 31, 2025, Tobias Lütke owned, directly or indirectly, or exercised control or direction over shares representing 40.09% of the aggregate voting power attached to all of the Shopify's outstanding voting shares and therefore has significant influence over our management and affairs and over all matters requiring shareholder approval, including the election of directors and significant corporate transactions. There are no economic rights associated with the Founder Share, and in certain circumstances, Tobias Lütke could have voting power that is substantially greater than his economic interests and the percentage of shares that he holds. Future issuances of our Class A subordinate voting shares will dilute the voting power of our Class A subordinate voting shareholders. However, because of the variable voting power of the Founder Share, which effectively sets and preserves Tobias Lütke's voting power, future issuances of Class A subordinate voting shares will not generally result in dilution of the voting power of Tobias Lütke. This concentration of voting power will exist for the foreseeable future and continue until terminated in accordance with our certificate and articles of arrangement.
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
•changes in the prices of our solutions or the prices of our competitors' solutions;
•litigation or regulatory action against us;
•breaches of security or privacy incidents, and the costs associated with any such breaches and remediation;
•investors' general perception of us and the public's reaction to our press releases, our other public announcements and our filings with U.S. and Canadian securities regulators;
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
In addition, the stock markets have historically experienced substantial price and volume fluctuations, particularly in the case of shares of technology companies, and such fluctuations may be driven by factors other than our operations or results. Such fluctuations and other broad market and industry factors may harm the market price of our Class A subordinate voting shares. Hence, the price of our Class A subordinate voting shares could fluctuate based upon factors that have little or nothing to do with us, and these fluctuations could materially reduce the share price of our Class A subordinate voting shares regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has been instituted against that company. If we were involved in any similar litigation, we could incur substantial costs, our management's attention and resources could be diverted and it could harm our business, operating results and financial condition.
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
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term shareholder value.
In February 2026, our Board of Directors authorized the repurchase of up to $2 billion of our Class A subordinate voting shares, provided that the number of Class A subordinate voting shares repurchased does not exceed 5% of our issued and outstanding Class A subordinate voting shares. The repurchase program has no fixed expiration date. Although our Board of Directors has authorized the share repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The program could affect the trading price of our Class A subordinate voting shares and increase volatility, and any announcement of a modification, suspension, or termination of this program may result in a decrease in the trading price of our Class A subordinate voting shares. In addition, the program could diminish our cash reserves.
As a foreign private issuer, we are exempt from certain provisions of the Exchange Act that are applicable to U.S. domestic public companies.
Although we have voluntarily chosen to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the SEC, we remain a "foreign private issuer," as such term is defined in Rule 3b-4 under the Exchange Act. As a result, we are exempt from certain provisions of the Exchange Act that are applicable to U.S. domestic public companies, including: (i) the sections of the Exchange Act regulating the solicitation of proxies, consents or authorizations in respect of a security registered under the Exchange Act, (ii) the sections of the Exchange Act imposing liability for insiders who profit from trades made in a short period of time and (iii) Regulation Fair Disclosure, aimed at preventing issuers from making selective disclosures of material non-public information. In addition, as a foreign private issuer, we have the option to follow certain Canadian corporate governance practices, except to the extent that such laws would be contrary to U.S. securities laws, and provided that we disclose the requirements we are not following and describe the applicable Canadian practice. We currently rely on this exemption with respect to the requirements regarding the quorum for any meeting of our shareholders. We may in the future elect to follow home country practices in Canada with regard to other matters and shareholders may not have the same protections afforded to shareholders of companies that are subject to all U.S. corporate governance requirements.
It may be difficult to enforce judgments of U.S. courts against us or our directors and executive officers in Canada, to assert U.S. securities laws claims in Canada, or to serve process on our directors and officers in Canada.

We are incorporated in Canada. Certain of our directors and executive officers reside and may have a majority of their assets outside of the United States. Additionally, Shopify has assets outside the United States. Therefore, a court judgment against us, or those of our directors and executive officers residing outside of the United States, including a judgment predicated upon the civil liability provisions of the U.S. federal securities laws, may not be collectible in the United States and may not be enforced by Canadian courts. It may also be difficult for investors to effect service of process in the United States on those directors and executive officers residing outside of the United States or to assert U.S. federal securities law claims in original actions instituted in Canada. Canadian courts may refuse to hear a claim based on an alleged violation of U.S. securities laws against us or these persons on the grounds that Canada is not the most appropriate forum in which to bring such a claim. Even if a Canadian court agrees to hear a claim, it may determine that Canadian law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process. Certain matters of procedure will also be governed by Canadian law. As a result of the difficulty associated with enforcing a judgment against us or these persons in Canada, you may be able to collect only limited, or may be unable to collect any, damages awarded by either a U.S. or foreign court.
Our by-laws provide that any derivative actions, actions relating to breach of fiduciary duties and other matters relating to our internal affairs will presumptively be litigated in Canada, which could limit investors' ability to obtain a preferred judicial forum for disputes with us.
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
Provisions of our charter documents and certain Canadian legislation could delay or deter a change of control, limit attempts by our shareholders to replace or remove our current senior management and affect the market price of our Class A subordinate voting shares.
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
These provisions may frustrate or prevent any attempts by our shareholders to launch a proxy contest or replace or remove our current senior management by making it more difficult for shareholders to replace members of our Board of Directors, which is responsible for appointing the members of our senior management. Any of these provisions could have the effect of delaying, preventing or deferring a change in control, which could limit the opportunity for our Class A subordinate voting shareholders to receive a premium for their Class A subordinate voting shares, and could also affect the price that investors are willing to pay for Class A subordinate voting shares.
Our restated articles of incorporation permit us to issue an unlimited number of Class A subordinate voting shares and Class B restricted voting shares.
Our restated articles of incorporation permit us to issue an unlimited number of Class A subordinate voting shares and Class B restricted voting shares. We anticipate that we will, from time to time, issue additional Class A subordinate voting shares in the future. Subject to the requirements of the Nasdaq Global Select Market ("NASDAQ") and the Toronto Stock Exchange ("TSX"), we will not be required to obtain the approval of shareholders for the issuance of additional Class A subordinate voting shares. Although the rules of the TSX generally prohibit us from issuing additional Class B restricted voting shares, there may be certain circumstances where additional Class B restricted voting shares may be issued, including upon receiving shareholder approval. Any further issuances of Class A subordinate voting shares or Class B restricted voting shares will result in immediate dilution to existing shareholders and may have an adverse effect on the value of their shareholdings. Additionally, any further issuances of Class B restricted voting shares may significantly lessen the combined voting power of our Class A subordinate voting shares due to the 10-to-1 voting ratio between our Class B restricted voting shares and Class A subordinate voting shares.
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
Our board of directors has overall oversight of enterprise risk management and the Audit Committee has direct oversight responsibility for cybersecurity risk. The Audit Committee also reviews and discusses periodic reports prepared by the Head of Risk and Internal Audit on the effectiveness of Shopify's overall risk management programs, control processes and governance procedures, together with management’s response. Matters that are determined to represent an elevated level of risk may be escalated to the board of directors for consideration, at the discretion of the Audit Committee.
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
In 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. Despite these protective efforts, we cannot eliminate all risks from cybersecurity threats, nor can we provide assurances that we have not experienced undetected cybersecurity incidents. For additional information about these risks, see Part I, Item 1A "Risk Factors" in this Annual Report on Form 10-K under the caption "Security breaches, improper access to or disclosure of our data, merchant data and buyer data other hacking and phishing attacks on our systems, or other cyber incidents could impact or interrupt service to our merchants, their buyers and others who use our services, harm our reputation, subject us to significant liability and adversely affect our business and financial results".
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
Our Class A subordinate voting shares are listed for trading on the NASDAQ and on the TSX under the trading symbol "SHOP".
Our Class B restricted voting shares and Founder share are not listed for trading or quoted on any exchange or market.
Holders
As of December 31, 2025, there were approximately 1,580 shareholders of record of our Class A subordinate voting shares. These figures do not include beneficial owners who hold shares in the name of a nominee.
As of December 31, 2025, there were 22 shareholders of record of our Class B restricted voting shares and 1 Founder share, which is issued to Tobias Lütke.
Dividend Policy
The Company has not paid and does not anticipate paying any cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Stock Performance Graph
The above graph compares the total shareholder return on a $100 investment in Shopify's Class A subordinate voting shares to the same investment in the S&P 500 IT Index and the S&P/TSX Composite Index over the same period. The above graph shows how a $100 investment in Shopify on January 4, 2021, with a closing stock price of $109.24 on such date (on a pro-forma basis, after giving effect to the Share Split), would have grown to $147.35 on December 31, 2025, with a closing stock price of $160.97 on such date.
The above graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Shopify Inc. under the Securities Act or the Exchange Act.
Item 6: [Reserved]

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations
In this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), "we", "us", "our", "Shopify" and "the Company" refer to Shopify Inc. and its consolidated subsidiaries, unless the context requires otherwise. In this MD&A, we present Shopify's results of operations and cash flows for the fourth quarter and the fiscal years ended December 31, 2025, 2024 and 2023, and our financial position as of December 31, 2025. You should read this MD&A in conjunction with the audited consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K.
Our audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). All amounts are in U.S. dollars ("USD") except where otherwise indicated.
Our MD&A is intended to enable readers to gain an understanding of Shopify's results of operations, cash flows and financial position. To do so, we provide information and analysis comparing our results of operations, cash flows and financial position for the most recently completed period with the same period from the preceding fiscal year. We also provide analysis and commentary that we believe will help investors assess our future prospects. In addition, we provide "forward-looking statements" that are not historical facts, but that are based on our current estimates, beliefs and assumptions and which are subject to known and unknown important risks, uncertainties, assumptions and other factors that could cause actual results to differ materially from current expectations, including those discussed under Item 1A. Risk Factors of this Annual Report on Form 10-K. Forward-looking statements are intended to assist readers in understanding management's expectations as of the date of this MD&A and may not be suitable for other purposes. See "Forward-looking Statements" in Part I of this Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
In this MD&A, references to our "solutions" means the combination of products and services that we offer to merchants, and references to "our merchants" as of a particular date means the total number of unique shops that are paying for a subscription to our platform.
Business Overview
We believe we can help merchants of all verticals and sizes, from aspirational entrepreneurs to companies with large-scale, direct-to-consumer or B2B operations, or both, realize their potential at all stages of their business life cycle. In the year ended December 31, 2025, our platform facilitated gross merchandise volume ("GMV") of $378.4 billion, representing an increase of 29% from the year ended December 31, 2024. A detailed description of this metric is presented below in the section entitled, "Key Performance Indicators".
During the year ended December 31, 2025, our total revenue was $11.6 billion, an increase of 30% versus the year ended December 31, 2024. Our business model has two revenue components: a recurring subscription component we call subscription solutions and a merchant success-based component we call merchant solutions.
In the year ended December 31, 2025, subscription solutions revenues accounted for 24% of our total revenues (December 31, 2024 - 26%). We offer a range of plans that increase in price depending on additional features and economic considerations. Shopify Plus is offered at a starting rate that is several times that of our standard Shopify plans. Shopify Plus solves for the complexity of merchants as they grow and scale globally, offering additional functionality and support, including access to features like Shopify Audiences, B2B features and Launchpad, for ecommerce automation. Aldo, BarkBox, Carrier, Meta, Vuori, SKIMS and Supreme are a few of our notable merchants seeking a reliable, cost-effective and scalable commerce solution. The flexibility of our pricing plans is designed to help our merchants grow in a cost-effective manner and to provide more advanced features and support as their business needs evolve.
Revenue from subscription solutions is generated through the sale of subscriptions to our platform, including variable platform fees, as well as through the sale of subscriptions to our POS Pro offering, the sale of apps, the sale of themes and the registration of domain names. Subscription solutions revenues increased from $2.4 billion in the year ended December 31, 2024 to $2.8 billion in the year ended December 31, 2025, representing an increase of 17%. Our merchants typically enter into monthly subscription agreements. The revenue from these agreements is recognized over time on a ratable basis over the contractual term and therefore we have deferred revenue on our balance sheet. We do not consider this deferred revenue balance to be a good indicator of future revenue. Instead, we believe Monthly Recurring Revenue ("MRR") is most closely correlated with the long-term value of our merchant relationships. As of December 31, 2025, MRR totaled $205 million, representing an increase of 15% relative to MRR at December 31, 2024. A detailed description of this metric is presented below in the section entitled, "Key Performance Indicators".
We offer a variety of merchant solutions that are designed to add value to our merchants by passing on our economies of scale and augmenting our subscription solutions. During the year ended December 31, 2025, merchant solutions revenues accounted for 76% of total revenues (December 31, 2024 - 74%). We principally generate merchant solutions revenues from payment processing fees and currency conversion fees from Shopify Payments. Shopify Payments is a fully integrated payment solution. In addition to payment processing fees and currency conversion fees from Shopify Payments, we also generate merchant solutions revenue from our lending services and financial products, referral fees from partners, the sale of shipping labels, the sale of POS hardware, advertising on the Shopify App Store and Shop Campaigns, our buyer acquisition offering. The majority of our merchant solutions revenues are directionally correlated with the level of GMV that our merchants process through our platform. Merchant solutions revenues increased from $6.5 billion in the year ended December 31, 2024 to $8.8 billion in the year ended December 31, 2025, representing an increase of 35%.
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
The following table shows MRR and GMV for the years ended December 31, 2025, 2024 and 2023:

	Years ended December 31,
	2025	2024	2023
	(in US $ millions)
Monthly Recurring Revenue	205	178	144
Gross Merchandise Volume	378,441	292,275	235,910

Monthly Recurring Revenue
MRR is the aggregate value of all subscription plans, excluding variable platform fees, in effect on the last day of the period, assuming merchants maintain their subscription the following month. Subscription plans to both our platform and our POS Pro offering are included in this calculation. When applicable, MRR relating to subscription plans billed in a merchant's local currency is converted to USD using the respective currency exchange rate as of the period end date. Prospective merchants that have joined the platform through special new merchant trial incentives, including paid trials, are included in MRR at their trial price while merchants on free trials are excluded from the calculation of MRR through the duration of the free trial. MRR allows us to average our various pricing plans and billing periods into a single, consistent number that we can track over time. We also consider the factors that contribute to MRR, specifically the number of paying merchants using our platform, the number of merchants that are on full-price plans or paid trials, the mix of subscription plan types and overall pricing of our subscription plans. In addition, we use MRR to forecast monthly, quarterly and annual subscription plan revenue, which makes up the majority of our subscription solutions revenue. We had $205 million of MRR as of December 31, 2025 compared to $178 million as of December 31, 2024 and $144 million as of December 31, 2023.
In the year ended December 31, 2025, the MRR growth rate for the period was lower than the same period in 2024 driven by the impact of extending the length of paid trials.
Gross Merchandise Volume
GMV is the total dollar value of orders facilitated through our platform including certain apps and channels for which a revenue-sharing arrangement is in place in the period, net of refunds, and inclusive of shipping and handling, duty and value-added taxes. GMV does not represent revenue earned by us. However, the volume of GMV facilitated through our platform is an indicator of the success of our merchants and the strength of our platform. Our merchant solutions revenues are also directionally correlated with the level of GMV facilitated through our platform. For the year ended December 31, 2025 we facilitated GMV of $378.4 billion (December 31, 2024 - $292.3 billion, December 31, 2023 - $235.9 billion), representing year-over-year growth 29% (2024 vs 2023 - 24%). On a constant currency basis, in which GMV in the year ended December 31, 2025 is converted using the comparative period's monthly average exchange rates, year-over-year growth was 28% (2024 vs 2023 - 24%).
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
Merchant Solutions
We principally generate merchant solutions revenues from payment processing fees and currency conversion fees from Shopify Payments, our lending services and financial products and referral fees from partners.
Other revenue generating services and products include, but are not limited to, the sale of shipping labels, the sale of POS hardware, advertising on the Shopify App Store and Shop Campaigns, our buyer acquisition offering.
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
Cost of Merchant Solutions
Cost of merchant solutions primarily consists of costs that we incur when transactions are processed using Shopify Payments, such as credit card network fees (charged by credit card providers such as Visa, Mastercard and American Express) as well as third-party processing fees. Cost of merchant solutions also consists of rewards earned by merchants through our rewards program and advertising costs related to our customer acquisition services, processing fees related to billing our merchants, POS hardware costs, product costs associated with expanding our product offerings, including Shopify Balance, third-party infrastructure and hosting costs, chargeback protection program costs, amortization of acquired intangible assets and an allocation of costs incurred by both the operations and support functions, including personnel-related costs directly associated with merchant solutions such as salaries, benefits and stock-based compensation.
We expect that the cost of merchant solutions will increase in absolute dollars in future periods as the number of merchants utilizing these solutions increases, resulting in a growth in volumes processed. We also expect additional increases as we continue to expand Shopify Payments internationally.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of marketing programs, partner referral payments related to merchant acquisitions, costs associated with partner and developer conferences, employee-related expenses for marketing, business development and sales, as well as the portion of merchant support required for the onboarding of prospective new merchants. Other costs within sales and marketing include travel-related expenses and corporate overhead allocations. Costs to acquire merchants are expensed as incurred, however, contract costs associated with Shopify Plus merchants are amortized over the expected life of their relative contract. We plan to continue to expand sales and marketing efforts to attract new merchants, retain revenue from existing merchants and increase revenues from both new and existing merchants. Sales and marketing expenses are expected to increase in absolute dollars but over time, we expect sales and marketing expenses will decline as a percentage of total revenues.
Research and Development
Research and development expenses consist primarily of employee-related expenses for product management, product development, product design, data analytics, contractor and consultant fees as well as internal use hosting costs and corporate overhead allocations. We continue to focus our research and development efforts on adding new features and solutions, and increasing the functionality and enhancing the ease of use of our platform. While we expect research and development expenses to increase in absolute dollars as we continue to increase the functionality of our platform, over the long term we expect our research and development expenses will decline as a percentage of total revenues.

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
(Loss) Gain on Equity and Equity Method Investments
(Loss) gain on equity and equity method investments consists primarily of unrealized and realized gains or losses on equity and other investments, gains or losses as a result of our share of the income or loss on our equity method investment in Flexport, Inc. ("Flexport") and loss on the embedded derivative held to settle our previously issued convertible senior notes (the "Notes") in the fourth quarter of 2025. Equity and other investments in publicly traded companies with readily determinable fair values are carried at fair value at each balance sheet date based on the closing share price at the end of the period. Equity and other investments in private companies without readily determinable fair values are carried at cost less impairments, with subsequent adjustments for observable changes (referred to as the measurement alternative). We also hold investments in convertible notes of private companies which are classified as available-for-sale debt securities, which we have elected to account for under the fair value option. The results from these equity and debt investments may fluctuate from period to period and may cause volatility to our earnings as well as impact comparability of our results from period to period.
Other Income
Other income consists of the interest income, net transaction gains or losses on foreign currency and interest expense related to the Notes.

Results of Operations
The following table sets forth a summary of our condensed consolidated statement of operations for the years ended December 31, 2025, 2024 and 2023 For a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024:

	Years ended December 31,
	2025	2024	2023
	(in US $ millions, except share and per share amounts)
Revenues
Subscription solutions	2,752	2,350	1,837
Merchant solutions	8,804	6,530	5,223
	11,556	8,880	7,060
Cost of revenues(1)(2)
Subscription solutions	520	434	354
Merchant solutions	5,481	3,974	3,191
	6,001	4,408	3,545
Gross profit	5,555	4,472	3,515
Operating expenses
Sales and marketing(1)(2)(3)	1,663	1,393	1,220
Research and development(1)(2)(3)	1,536	1,367	1,730
General and administrative(1)(3)(4)(5)	471	410	491
Transaction and loan losses	417	227	152
Impairment on sales of Shopify's logistics businesses	—	—	1,340
Total operating expenses	4,087	3,397	4,933
Income (loss) from operations	1,468	1,075	(1,418)
Net (loss) gain on equity and equity method investments(6)	(316)	853	1,361
Other income, net	357	300	242
Income before income taxes	1,509	2,228	185
Provision for income taxes	(278)	(209)	(53)
Net income	1,231	2,019	132
Net income per share attributable to shareholders:
Basic	$0.95	$1.57	$0.10
Diluted	$0.94	$1.55	$0.10
Shares used to compute net income per share attributable to shareholders:
Basic	1,298,955,860	1,289,812,124	1,281,554,559
Diluted	1,304,953,255	1,301,509,980	1,295,511,385

(1) Includes stock-based compensation expense and related payroll taxes as follows:

	Years ended December 31,
	2025	2024	2023
	(in US $ millions)
Cost of revenues	4	4	4
Sales and marketing(a)	48	50	59
Research and development(a)	334	303	497
General and administrative	98	96	76
	484	453	636
(a) Includes accelerated stock-based compensation of $5 million and $164 million in sales and marketing and research and development, respectively, during the year ended December 31, 2023.
(2) Includes amortization of acquired intangibles as follows:

	Years ended December 31,
	2025	2024	2023
	(in US $ millions)
Cost of revenues	9	12	35
Sales and marketing	—	1	3
Research and development	4	1	—
	13	14	38
(3) In the year ended December 31, 2023, we had $148 million of severance related costs associated with the reduction in workforce with $28 million in sales and marketing, $102 million in research and development and $18 million in general and administrative.
(4) In the years ended December 31, 2025 and 2023, we had $13 million and $38 million, respectively, of impairment related costs associated with right-of-use assets and leasehold improvements.
(5) In the year ended December 31, 2024, we released an accrual for an estimated liability of $55 million associated with a legal matter.
(6) Includes the impact of any gains or losses on the embedded derivative on our Notes.
Discussion of the Results of Operations
Revenues

	Years ended December 31,
	2025	% Change	2024	% Change	2023
	(in US $ millions, except percentages)
Revenues
Subscription solutions	2,752	17%	2,350	28%	1,837
Merchant solutions	8,804	35%	6,530	25%	5,223
Total revenues	11,556	30%	8,880	26%	7,060

Percentage of revenues
Subscription solutions	24%		26%		26%
Merchant solutions	76%		74%		74%
	100%		100%		100%
Subscription Solutions
Subscription solutions revenues increased for the year ended December 31, 2025 compared to the same period in 2024. The largest component of the year-over-year change was an increase in subscription fees of $360 million driven by an increase in MRR, which was the result of a higher number of merchants using our platform and by a larger percentage of subscriptions coming from higher priced plans, such as Plus. The increase was also driven by higher GMV resulting in an increase in subscription fees from the variable component of certain subscription contracts.

Merchant Solutions
Merchant solutions revenues increased for the year ended December 31, 2025 compared to the same period in 2024. The largest component of the year-over-year change was an increase in Shopify Payments revenue, driven by an increase in our Shopify Payments penetration rate and an increase in GMV from merchants using our platform. These factors drove $67.2 billion of additional GMV facilitated using Shopify Payments in 2025 compared to the same period in 2024, representing growth of 37% year over year. For the year ended December 31, 2025, the Shopify Payments penetration rate was 65.6%, resulting in GMV of $248.1 billion that was facilitated using Shopify Payments. This compares to a penetration rate of 61.9%, resulting in GMV of $181.0 billion that was facilitated using Shopify Payments in the same period in 2024. As of December 31, 2025 Shopify Payments adoption among our merchants where Shopify Payments is available was as follows: North America, 88%, APAC, 89% and EMEA, 83% (December 31, 2024 - North America, 91%, APAC, 90% and EMEA, 86%). Shopify Payments adoption decreased in 2025 as Shopify Payments expanded into more markets across the world. Shopify Payments penetration remains a better metric for assessing the overall growth of Shopify Payments.
Cost of Revenues

	Years ended December 31,
	2025	% Change	2024	% Change	2023
	(in US $ millions, except percentages)
Cost of revenues
Cost of subscription solutions	520	20%	434	23%	354
Cost of merchant solutions	5,481	38%	3,974	25%	3,191
Total cost of revenues	6,001	36%	4,408	24%	3,545

Percentage of revenues
Cost of subscription solutions	4%		5%		5%
Cost of merchant solutions	47%		45%		45%
	51%		50%		50%
Cost of Subscription Solutions
Cost of subscription solutions increased for the year ended December 31, 2025 compared to the same period in 2024. The increase was driven by an $83 million increase in cloud and infrastructure costs.
Cost of Merchant Solutions
Cost of merchant solutions increased for the year ended December 31, 2025 compared to the same period in 2024. The increase was driven by higher payment processing fees resulting from an increase in GMV facilitated through Shopify Payments.
Gross Profit

	Years ended December 31,
	2025	% Change	2024	% Change	2023
	(in US $ millions, except percentages)
Gross profit	5,555	24%	4,472	27%	3,515
Percentage of total revenues	48%		50%		50%

Operating Expenses
Sales and Marketing

	Years ended December 31,
	2025	% Change	2024	% Change	2023
	(in US $ millions, except percentages)
Sales and marketing	1,663	19%	1,393	14%	1,220
Percentage of total revenues	14%		16%		17%
Sales and marketing expenses increased for the year ended December 31, 2025 compared to the same period in 2024, due to increases of $242 million in overall marketing program spend and $41 million in employee-related costs, offset by a $15 million decrease in payouts related to our affiliate partner programs.
Research and Development

	Years ended December 31,
	2025	% Change	2024	% Change	2023
	(in US $ millions, except percentages)
Research and development	1,536	12%	1,367	(21)%	1,730
Percentage of total revenues	13%		15%		25%
Research and development expenses increased for the year ended December 31, 2025 compared to the same period in 2024, due to increases of $105 million in employee-related costs and $61 million in computer hardware and software costs.
General and Administrative

	Years ended December 31,
	2025	% Change	2024	% Change	2023
	(in US $ millions, except percentages)
General and administrative	471	15%	410	(16)%	491
Percentage of total revenues	4%		5%		7%
General and administrative expenses increased for the year ended December 31, 2025 compared to the same period in 2024, due to a reversal in the second quarter of 2024 of a previously recorded estimated legal liability of $55 million and an increase of $13 million for impairment related costs associated with right-of-use assets and leasehold improvements, offset by a decrease of $17 million in indirect taxes.
Transaction and Loan Losses

	Years ended December 31,
	2025	% Change	2024	% Change	2023
	(in US $ millions, except percentages)
Transaction and loan losses	417	84%	227	49%	152
Percentage of total revenues	4%		3%		2%
Transaction and loan losses increased for the year ended December 31, 2025 compared to the same period in 2024, due to increases of $124 million in losses related to Shopify Payments driven by an increase in expected losses, higher realized losses in the period, higher GMV processed through Shopify Payments relative to the same period in 2024, and $61 million in losses related to lending services driven by an expansion of our offerings and programs relative to the same period in 2024.

Net (loss) gain on equity and equity method investments

	Years ended December 31,
	2025	% Change	2024	% Change	2023
	(in US $ millions, except percentages)
Net (loss) gain on equity and equity method investments	(316)	*	853	(37)%	1,361
*    Not a meaningful comparison
In the year ended December 31, 2025, we had net unrealized loss on equity and other investments of $186 million, which included a $205 million unrealized loss in investments with readily determinable fair values which was the result of changes in share prices from January 1, 2025 to December 31, 2025, $129 million unrealized loss in an investment option, offset by a $171 million unrealized gain on investments without readily determinable fair values which was the result of an observable price change. Additionally, we recognized a loss of $123 million on the embedded derivative held prior to the settlement of the Notes, a net loss of $40 million on our equity method investment, offset by a realized gain of $33 million from the deemed sale of equity and other investments.
In the year ended December 31, 2024, we had net unrealized income on equity and other investments of $1.0 billion, of which $823 million was in investments with readily determinable fair values and was the result of changes in share prices from December 31, 2023 to December 31, 2024, $82 million in unrealized gain related to our investment option in Klaviyo and $89 million of unrealized gains offset by $14 million in unrealized losses and impairments related to investments without readily determinable fair values. Additionally, we had a net loss of $138 million on our equity method investment.
Other income, net

	Years ended December 31,
	2025	% Change	2024	% Change	2023
	(in US $ millions, except percentages)
Other income, net	357	19%	300	24%	242
In the year ended December 31, 2025, other income, net was driven by interest income of $331 million recognized on marketable securities compared to interest income of $308 million recognized on marketable securities for the same period in 2024 and net gain on foreign exchange of $26 million compared to $8 million net loss on foreign exchange for the same period in 2024.
Provision for Income Taxes

	Years ended December 31,
	2025	% Change	2024	% Change	2023
	(in US $ millions, except percentages)
Provision for Income taxes	(278)	33%	(209)	*	(53)
*    Not a meaningful comparison
In the year ended December 31, 2025, we had a provision for income taxes of $278 million on account of earnings, offset by unrealized losses on the company's equity and other investments.
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

Summary of Quarterly Results
The following table sets forth selected quarterly results of operations data for each of the eight quarters ended December 31, 2025. The information for each of these quarters has been derived from unaudited consolidated financial statements that were prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the results of operations for these periods in accordance with U.S. GAAP. This data should be read in conjunction with our unaudited consolidated financial statements and audited consolidated financial statements and related notes for the relevant period. These quarterly operating results are not necessarily indicative of our operating results for a full year or any future periods.

	Three months ended
	Dec 31, 2025	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024
	(in US $ millions, except per share data)
Revenues
Subscription solutions	777	699	656	620	666	610	563	511
Merchant solutions	2,895	2,145	2,024	1,740	2,146	1,552	1,482	1,350
	3,672	2,844	2,680	2,360	2,812	2,162	2,045	1,861
Cost of revenues(1)(2)
Subscription solutions	148	128	121	123	134	108	97	95
Merchant solutions	1,831	1,325	1,257	1,068	1,326	936	903	809
	1,979	1,453	1,378	1,191	1,460	1,044	1,000	904
Gross profit	1,693	1,391	1,302	1,169	1,352	1,118	1,045	957
Operating expenses
Sales and marketing(1)(2)	433	410	415	405	348	331	353	361
Research and development(1)(2)	390	375	394	377	351	332	349	335
General and administrative(1)(3)(4)	125	115	122	109	112	114	60	124
Transaction and loan losses	114	148	80	75	76	58	42	51
Total operating expenses	1,062	1,048	1,011	966	887	835	804	871
Income from operations	631	343	291	203	465	283	241	86
Net gain (loss) on equity and equity method investments(5)	182	(112)	658	(1,044)	906	484	(120)	(417)
Other income, net	79	77	130	71	50	93	82	75
Income (loss) before income taxes	892	308	1,079	(770)	1,421	860	203	(256)
(Provision for) recovery of income taxes	(149)	(44)	(173)	88	(128)	(32)	(32)	(17)
Net income (loss)	743	264	906	(682)	1,293	828	171	(273)
Net income (loss) per share attributable to shareholders:
Basic	$0.57	$0.20	$0.70	$(0.53)	$1.00	$0.64	$0.13	$(0.21)
Diluted	$0.57	$0.20	$0.69	$(0.53)	$0.99	$0.64	$0.13	$(0.21)
(1) Includes stock-based compensation expense and related payroll taxes as follows:

	Three months ended
	Dec 31, 2025	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024
	(in US $ millions)
Cost of revenues	1	1	1	1	—	—	3	1
Sales and marketing	10	13	12	13	13	15	10	12
Research and development	87	78	85	84	81	77	73	72
General and administrative	27	24	22	25	24	23	23	26
	125	116	120	123	118	115	109	111

(2) Includes amortization of acquired intangibles as follows:

	Three months ended
	Dec 31, 2025	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024
	(in US $ millions)
Cost of revenues	3	2	2	2	1	3	4	4
Sales and marketing	—	—	—	—	1	—	—	—
Research and development	1	1	1	1	—	1	—	—
	4	3	3	3	2	4	4	4
(3) In the second quarter of 2024, we released an accrual for an estimated liability of $55 million associated with a legal matter.
(4) Includes impairment related costs associated with right-of-use assets and leasehold improvements of $3 million in the third quarter of 2025 and $10 million in the second quarter of 2025.
(5) Includes loss on embedded derivative held to settle the Notes, initially with a $29 million unrealized loss during the third quarter of 2025, which then resulted in a $123 million realized loss during the fourth quarter of 2025.
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
Quarterly Revenue and Gross Margin Trends
Historically, revenues experienced a seasonal decrease in our first quarter as consumers typically reduce their spending following the holiday season resulting in a seasonal decrease in GMV per merchant, which was not completely offset by Shopify Payments penetration and MRR growth. Subsequently, revenues have increased in each of the next three quarters as a result of merchant, MRR and overall GMV growth. Our merchants have processed additional GMV during the fourth-quarter holiday seasons, and as a result we have generated higher subscription solutions and merchant solutions revenues in our fourth quarters compared to other quarters. Due to the continued growth of our merchant solutions offerings, we believe that our business may become more seasonal in the future.
Our gross margin is generally driven by the mix between our higher margin subscription solutions revenue and lower margin merchant solutions revenue. While our total revenues have increased in recent periods, the mix has shifted towards merchant solutions revenue, most notably in the fourth quarter due to higher order volumes facilitated during the holiday season and the resulting Shopify Payments revenue during this period. We expect this overall trend to continue over time.
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
Key Balance Sheet Information

	December 31,
	2025	2024
	(in US $ millions)
Cash, cash equivalents and marketable securities(1)	5,778	5,479
Total assets	15,189	13,924
Total liabilities	1,716	2,366
Total non-current liabilities	324	410
(1) Excludes $975 million and $709 million of marketable securities classified in "Long-term Investments" as of December 31, 2025 and 2024, respectively.
Total net assets increased $1.9 billion as of December 31, 2025 compared to December 31, 2024, due to the increase of $1.3 billion in total assets and the decrease of $650 million in total liabilities. The increase in net assets is primarily due to the cash provided by operating activities of $2.0 billion, a net increase in marketable securities and long-term investments of $518 million, and an increase in loans and merchant cash advances, net of $560 million, offset by the settlement of the Notes for $1.0 billion in cash.
The following table presents the total value of the Company's cash and cash equivalents, marketable securities, long-term investments, equity and other investments and equity method investments by the assets' underlying geographic location:

	December 31,
	2025		2024
	(in US $ millions, except percentages)
United States	10,077	84%	8,999	78%
Israel	899	8%	1,310	11%
Canada	660	6%	992	9%
Rest of World	301	3%	176	2%
	11,937	100%	11,477	100%
Liquidity and Capital Resources
We generate liquidity through operating cash flows and the proceeds from the exercise of stock options. Shopify maintains a short-form base shelf prospectus with the securities commissions in each of the provinces and territories of Canada, except Quebec, and a corresponding shelf registration statement on Form F-10 with the U.S. SEC. This allows us to offer Class A subordinate voting shares, preferred shares, debt securities, warrants, subscription receipts, units, or any combination thereof, from time to time during the 25-month period that the shelf prospectus is effective. The type of securities and the specific terms thereof will be determined at the time of any offering and will be described in the applicable prospectus supplement to be filed separately with Canadian securities regulators and the SEC.
Our principal cash requirements are for working capital and ongoing operations. Excluding current deferred revenue, working capital as of December 31, 2025 was $7.2 billion. Given the ongoing cash generated from operations and our existing cash and cash equivalents, we believe there is sufficient liquidity to meet our current and planned financial obligations over the next 12 months and into the foreseeable future. Our future cash requirements will depend on many factors, including but not limited to our growth rate, subscription renewal activity, the timing and extent of spending to support development of our platform, the expansion of sales and marketing activities, the macroeconomic conditions and overall levels of consumer spending on goods and potential strategic investments and acquisitions activity. Although we currently are not a party to any material undisclosed agreement and do not have any understanding with any third parties with respect to potential material investments in, or material acquisitions of, businesses or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Cash, Cash Equivalents and Marketable Securities
Cash, cash equivalents and marketable securities increased by $299 million to $5.8 billion as of December 31, 2025 from $5.5 billion as of December 31, 2024, primarily as a result of cash provided by our operations and proceeds from the exercise of stock options, partially offset by the settlement of the Notes, the purchase and origination of loans, net of repayments, and the purchase of equity and other investments. Cash equivalents and marketable securities include money market funds, term deposits, U.S. federal bonds and agency securities and corporate bonds and commercial paper, all maturing within 12 months from December 31, 2025.
The following table summarizes our total cash, cash equivalents and marketable securities as well as our operating, investing and financing activities for the years ended December 31, 2025, 2024 and 2023:

	Years ended December 31,
	2025	2024	2023
	(in US $ millions)
Cash, cash equivalents and marketable securities (end of year)	5,778	5,479	5,008

Net cash provided by (used in):
Operating activities	2,033	1,616	944
Investing activities	(1,190)	(1,586)	(1,244)
Financing activities	(811)	61	60
Effect of foreign exchange on cash and cash equivalents	15	(6)	4
Net increase (decrease) in cash and cash equivalents	47	85	(236)
Increase in marketable securities(1)	252	386	191
Net increase (decrease) in cash, cash equivalents and marketable securities	299	471	(45)
(1) Excludes $975 million, $709 million and $115 million of marketable securities classified in "Long-term Investments" as of December 31, 2025, 2024 and 2023, respectively.
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
For the year ended December 31, 2025, net cash provided by operating activities was primarily the result of operating income, once adjusted for non-cash items, slightly offset by change in working capital resulting in a use of cash due to an increase in non-cash working capital.

Cash Flows From Investing Activities
Net cash used in investing activities in the year ended December 31, 2025 was driven by $579 million used for purchases and originations of loans, net of repayments and sales, $488 million used in purchases of marketable securities, net of maturities, $99 million used to purchase equity and other investments, $56 million used in acquisitions of businesses, net of cash acquired and $26 million used to purchase property and equipment, offset by $58 million other cash flows provided by investing activities.
Cash Flows From Financing Activities
Net cash used in financing activities in the year ended December 31, 2025 was driven by $1.0 billion to settle the Notes and the embedded derivative, offset by $232 million provided by proceeds from the issuance of Class A subordinate voting shares and Class B restricted voting shares as a result of stock options exercises.
In February 2026, the Company's Board of Directors authorized a share repurchase program permitting the repurchase of up to $2 billion of the Company's Class A subordinate shares, provided that the number of Class A subordinate voting shares repurchased does not exceed 5% of the Company's issued and outstanding Class A subordinate voting shares. The share repurchase program has no fixed expiration and the actual timing, number and value of Class A subordinate voting shares repurchased will depend on a variety of factors, including price, business and market conditions, applicable legal requirements and alternative investment opportunities.
Contractual Obligations
Our principal commitments consist of obligations under our operating leases for office, warehouse and commercial space. The following table summarizes our contractual obligations as of December 31, 2025:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in US $ millions)
Operating lease and unconditional purchase obligations(1)	229	150	75	166	620
(1) Consists of payment obligations under our office and commercial space leases as well as other unconditional purchase obligations.
Litigation and Loss Contingencies
During the year ended December 31, 2024, the Company reversed the previously recorded liability of $55 million within "General and administrative" in the consolidated statement of operations and comprehensive income, as a loss contingency was no longer considered probable. The initial recognition of the liability in 2022 related to a jury in the U.S. District Court for the District of Delaware returning a verdict finding that the Company infringed three web technology patents owned by Express Mobile, Inc.. The Company filed a post-trial motion for judgment as a matter of law. In the year ended December 31, 2024, the court granted that motion, vacating the jury verdict in its entirety and mooting the plaintiff's motion for pre- and post-judgment interest. In 2025, the U.S. Court of Appeals dismissed Express Mobile's appeal and affirmed there was no infringement by the Company.
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
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with U.S. GAAP. In the preparation of these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we re-evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as significant accounting policies and estimates, which we discuss below and in further detail in Note 3 - Significant Accounting Policies of our audited consolidated financial statements for the year ended December 31, 2025 included in Item 15 this Annual Report on Form 10-K.
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
Equity and Other Investments
The Company evaluates each investment to determine if the investment is a variable interest entity and, if so, whether the Company is the primary beneficiary of the variable interest entity. As of December 31, 2025 and 2024, there were no variable interest entities required to be consolidated in the Company’s consolidated financial statements.
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
The Company also holds investments in convertible notes of private companies which are classified as available-for-sale debt securities, for which the Company has elected to account for under the fair value option. The investments are carried at fair value at each balance sheet date and any movements in the fair values are classified as "Other income, net" in the consolidated statements of operations and comprehensive income.
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

The Company assesses its equity and other investments in private companies and equity method investment for impairment through analyzing market conditions, business results and other qualitative measures that indicate that the carrying amount of the investment may be impaired, and the decline in value below the carrying amount is determined to be other than temporary.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing tax returns to determine whether the tax positions have met a “more-likely-than-not” threshold of being sustained by the applicable tax authority. The Company is subject to review and audit by tax authorities around the world, which may lead to adjustments to our tax liabilities. Significant judgment is required in assessing our tax positions. Tax benefits related to tax positions not deemed to meet the “more-likely-than-not” threshold are not permitted to be recognized in the consolidated financial statements.
The Company's accounting policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense.
Item 7A: Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, as discussed in Note 3 in our consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2025. These risks primarily include foreign currency exchange risk, equity and other investments risk, interest rate risk, concentration of credit risk and inflation risk, as discussed below. We regularly assess these risks to minimize any adverse effects on our business as a result of those factors.

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
Effect of Foreign Exchange Rates
The following non-GAAP financial measures convert our revenues, cost of revenues, operating expenses and income (loss) from operations in the current reporting period using the comparative prior year period's monthly average exchange rates:

	Years ended December 31,
	2025			2024
	GAAP Amounts as Reported	Exchange Rate Effect (1)	At Prior Year Effective Rates (2)	GAAP Amounts as Reported
	(in US $ millions)
Revenues	11,556	(49)	11,507	8,880
Cost of revenues	(6,001)	20	(5,981)	(4,408)
Operating expenses	(4,087)	(7)	(4,094)	(3,397)
Income from operations	1,468	(36)	1,432	1,075
(1) Represents the increase or decrease in GAAP amounts reported resulting from using the comparative year's effective foreign exchange rates. The exchange rate effect is primarily driven by fluctuations in EUR, CAD, GBP and AUD foreign exchange rates.
(2) Represents the outcome that would have resulted if the comparative prior year's effective foreign exchange rates are applied to the current reporting period.
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

The following table summarizes the effects on revenues, cost of revenues, operating expenses and income from operations of a 10% strengthening of all foreign currencies the Company transacts in versus the USD without considering the impact of the Company's hedging activities and factoring in any potential changes in demand for the Company's solutions as a result of fluctuations in exchange rates:

	Years ended December 31,
	2025			2024
	GAAP Amounts As Reported	Exchange Rate Effect(1)(2)	At 10% Stronger Rates(3)	GAAP Amounts As Reported	Exchange Rate Effect(1)(2)	At 10% Stronger Rates(3)
	(in US $ millions)
Revenues	11,556	270	11,826	8,880	190	9,070
Cost of revenues	(6,001)	(124)	(6,125)	(4,408)	(86)	(4,494)
Operating expenses	(4,087)	(113)	(4,200)	(3,397)	(104)	(3,501)
Income from operations	1,468	33	1,501	1,075	—	1,075
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
Equity and Other Investments Risk
We hold equity and other investments that are subject to market-related risks that could substantially reduce or increase the fair value of our holdings. As of December 31, 2025, we had equity and other investments in public and private companies and our equity method investment totaled $5.2 billion. Our equity and other investments with readily determinable fair values, representing $3.0 billion of our investments as of December 31, 2025, are recorded at fair value, which is subject to market price volatility. Our equity investments in private companies, representing $963 million of our investments as of December 31, 2025, are recorded using the measurement alternative and are assessed each reporting period for observable price changes and impairments, which may involve estimates and judgments given the lack of readily available market data. Certain equity investments in private companies are in the early stages of development and are inherently risky due to their lack of operational history. Our equity method investment in Flexport, representing $602 million of our investments as of December 31, 2025, is subject to market-related risks based on our share of income or loss, including amortization of the basis difference, from this investment which may cause volatility to our earnings. Our debt investments in convertible notes of private companies are recorded at fair value representing $558 million of our investments as of December 31, 2025, which are impacted by the underlying entities' valuations and interest rates. Our investment option derivative to purchase Series B common shares in Klaviyo, representing $75 million of our investments as of December 31, 2025, is impacted by market price volatility and interest rates.
Our marketable securities greater than one year, and less than 3 years, representing $975 million of our investments as of December 31, 2025, are recorded at carrying value and any changes in the fair value due to the interest rate are not recorded until the investment is sold as they are classified as "held to maturity". The results from these changes may fluctuate from period to period and may cause volatility to our earnings as well as impact comparability of our results from period to period.
Interest Rate Risk
We had cash, cash equivalents and marketable securities in our cash management program totaling $5.8 billion as of December 31, 2025. The cash and cash equivalents are held for operations and working capital purposes. Our investments within cash, cash equivalents and marketable securities are made for capital preservation purposes. We do not enter into these types of investments for trading or speculative purposes.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates and macroeconmic conditions. Our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our debt securities as "held to maturity", no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other than temporary.
The Company holds convertible notes in private companies. These investments are classified as available-for-sale debt securities, for which we have elected to account for under the fair value option. These investments are carried at fair value at each balance sheet date and any movements in the fair value are recognized in "Net income" in the consolidated statements of operations and comprehensive income. The underlying entity's valuation includes inputs such as interest rates which impact the market value of the investment.
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
Item 8: Financial Statements and Supplementary Data
The consolidated financial statements and accompanying notes listed in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K are incorporated by reference herein.
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
Evaluation of disclosure controls and procedures: Management of the Company, under the supervision of the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining disclosure controls and procedures (as defined by the SEC in Rule 13a-15(e) under the Exchange Act) for the Company to ensure that material information relating to the Company, including its consolidated subsidiaries, that is required to be made known to the Chief Executive Officer and Chief Financial Officer by others within the Company and disclosed by the Company in reports filed or submitted by it under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and (ii) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2025 and have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2025.
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
Management, including the Chief Executive Officer and Chief Financial Officer, have assessed the effectiveness of the Company's internal control over financial reporting in accordance with Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management, including the Chief Executive Officer and Chief Financial Officer, have determined that the Company's internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15 of this Annual Report on Form 10-K.
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
Item 9B: Other Information
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2025, the Company's directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) listed below adopted, modified or terminated trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
On November 14, 2025, Harley Finkelstein, the Company's President, entered into a trading plan that provides for the sale of up to 288,265 shares of the Company's Class A subordinate voting shares. The plan will terminate on December 31, 2026, subject to early termination for certain specific events set forth in the plan.
On December 8, 2025, Tobias Lütke, the Company's Chief Executive Officer, concurrently entered into a trading plan that provides for the sale of the Company's Class A subordinate voting shares that are held directly by Mr. Lütke, and a separate trading plan that provides for the sale of the Company's Class A subordinate voting shares held by Mr. Lütke through two holding entities controlled by Mr. Lütke (each, an "Integrated Plan" and collectively, the "Integrated Plans"). The Integrated Plans provide for the sale of up to 1,987,032 Class A subordinate voting shares in the aggregate across both Integrated Plans and will terminate on December 31, 2026, subject to early termination for certain specified events as set forth in such plans.

Item 9C: Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10: Directors, Executive Officers and Corporate Governance
The information required by this Item will be disclosed in our Form 10-K/A, which will be filed no later than 120 days after December 31, 2025. This information will also be disclosed in the management information circular that we prepare in accordance with Canadian corporate and securities law requirements.
Code of Ethics, Governance Guidelines and Committee Charters
We have adopted a Code of Conduct that applies to all Shopify employees and directors. The Code of Conduct is posted on our website at https://shopifyinvestors.com/Governance/Governance-Documents. We will post any amendments to or waivers of the Code of Conduct at that location.
We have also adopted a Board Charter, Audit Committee Charter, Compensation and Talent Management Committee Charter, and Nominating and Corporate Governance Committee Charter for the Board of Directors and for each of its committees. Each of these documents is available on our website at https://shopifyinvestors.com/Governance/Governance-Documents.
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
A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11: Executive Compensation
The information required by this Item will be disclosed in our Form 10-K/A, which will be filed no later than 120 days after December 31, 2025. This information will also be disclosed in the management information circular that we prepare in accordance with Canadian corporate and securities law requirements.
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be disclosed in our Form 10-K/A, which will be filed no later than 120 days after December 31, 2025. This information will also be disclosed in the management information circular that we prepare in accordance with Canadian corporate and securities law requirements.
Item 13: Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be disclosed in our Form 10-K/A, which will be filed no later than 120 days after December 31, 2025. This information will also be disclosed in the management information circular that we prepare in accordance with Canadian corporate and securities law requirements.
Item 14: Principal Accountant Fees and Services
The information required by this Item will be disclosed in our Form 10-K/A, which will be filed no later than 120 days after December 31, 2025. This information will also be disclosed in the management information circular that we prepare in accordance with Canadian corporate and securities law requirements.

Part IV
Item 15: Exhibit and Financial Statement Schedules
(a)The following documents are filed as part of this report:
1.Consolidated Financial Statements
2.Exhibits Required by Item 601 of Regulation S-K
The information required by this item is set forth in the Index to Exhibits that precedes the signature page of this Annual Report

Index to Exhibits	115
(b)The information required by this item is set forth in the Index to Exhibits that precedes the signature page of this Annual Report.
Item 16: Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Shopify Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Shopify Inc. and its subsidiaries (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control ‒ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control ‒ Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition — Principal versus Agent Considerations
As described in Note 3 to the consolidated financial statements, management follows the guidance provided in ASC 606, Revenue from Contracts with Customers, for determining whether the Company is the principal or an agent in arrangements with customers that involve another party that contributes to providing a specified service to a customer. In these instances, management determines whether the Company has promised to provide the service itself (as principal) or to arrange for the specified service to be provided by another party (as an agent). As disclosed by management, this determination is a matter of significant judgment that depends on the facts and circumstances of each arrangement. The Company recognizes revenue from the sale of shipping labels, the sale of apps, the sale of themes, card services and installments services on a net basis as the Company is the agent in the arrangement with customers. All other revenue is reported on a gross basis, as management has determined it is the principal in the respective arrangements. Revenue reported on a gross basis makes up a significant portion of total revenues of $11,556 million.
The principal considerations for our determination that performing procedures relating to Revenue Recognition – Principal versus Agent Considerations is a critical audit matter are (i) that there was significant judgment applied by management, in some instances, in assessing whether the Company (a) was primarily responsible for the fulfillment of the specified service, (b) had control of the specified service before it was transferred to the customer, and (c) had full discretion in establishing the price for the specified service; and (ii) a high degree of auditor judgment, subjectivity and effort in performing audit procedures and evaluating the results of those procedures.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s determination as to whether the Company had promised to provide the service as principal or as an agent. These procedures also included, among others, testing the reasonableness of management’s determination as to whether the Company had promised to provide the service as principal or as an agent, which included assessing whether the Company was primarily responsible for the fulfillment of the specified service, had control of the specified service before it was transferred to the customer, and had full discretion in establishing the price for the specified service by considering the contractual terms with customers, on a sample basis, and agreements with service providers, where applicable, and considering whether these conclusions were consistent with evidence obtained in other areas of the audit.
/s/ PricewaterhouseCoopers LLP
Chartered Professional Accountants, Licensed Public Accountants
Ottawa, Canada
February 11, 2026
We have served as the Company’s auditor since 2011.

Shopify Inc.
Consolidated Balance Sheets
(In US $ millions, except share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	1,545	1,498
Marketable securities	4,233	3,981
Trade and other receivables, net	500	342
Loans and merchant cash advances, net	1,784	1,224
Other current assets	234	209
	8,296	7,254
Long-term assets
Property and equipment, net	53	47
Operating lease right-of-use assets, net	88	93
Intangible assets, net	30	22
Deferred tax assets	33	37
Other long-term assets	39	21
Long-term investments	975	709
Equity and other investments ($3,619 and $3,930, carried at fair value)	4,582	4,647
Equity method investment	602	642
Goodwill	491	452
	6,893	6,670
Total assets	15,189	13,924
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	1,075	737
Deferred revenue	300	283
Operating lease liabilities	17	18
Convertible senior notes	—	918
	1,392	1,956
Long-term liabilities
Deferred revenue	98	147
Operating lease liabilities	171	190
Deferred tax liabilities	55	73
	324	410
Contingencies (Note 17)
Shareholders’ equity
Common stock, unlimited Class A subordinate voting shares authorized, 1,225,830,706 and 1,215,229,233, issued and outstanding; unlimited Class B restricted voting shares authorized, 78,073,594 and 79,350,906 issued and outstanding; 1 Founder share authorized, 1 and 1 issued and outstanding	10,376	9,634
Additional paid-in capital	236	305
Accumulated other comprehensive income (loss)	1	(10)
Accumulated surplus	2,860	1,629
Total shareholders’ equity	13,473	11,558
Total liabilities and shareholders’ equity	15,189	13,924
The accompanying notes are an integral part of these consolidated financial statements.

Shopify Inc.
Consolidated Statements of Operations and Comprehensive Income
(In US $ millions, except share and per share amounts)

	Years ended
	December 31, 2025	December 31, 2024	December 31, 2023
Revenues
Subscription solutions	2,752	2,350	1,837
Merchant solutions	8,804	6,530	5,223
	11,556	8,880	7,060
Cost of revenues
Subscription solutions	520	434	354
Merchant solutions	5,481	3,974	3,191
	6,001	4,408	3,545
Gross profit	5,555	4,472	3,515
Operating expenses
Sales and marketing	1,663	1,393	1,220
Research and development	1,536	1,367	1,730
General and administrative	471	410	491
Transaction and loan losses	417	227	152
Impairment on sales of Shopify's logistics businesses	—	—	1,340
Total operating expenses	4,087	3,397	4,933
Income (loss) from operations	1,468	1,075	(1,418)
Other income, net
Interest income	331	308	241
Net realized gain (loss) on equity and other investments	33	3	(5)
Net unrealized (loss) gain on equity and other investments	(186)	988	1,424
Net loss on equity method investment	(40)	(138)	(58)
Realized loss on embedded derivative	(123)	—	—
Foreign exchange gain (loss)	26	(8)	1
Total other income, net	41	1,153	1,603
Income before income taxes	1,509	2,228	185
Provision for income taxes	(278)	(209)	(53)
Net income	1,231	2,019	132
Net income per share attributable to shareholders:
Basic	$0.95	$1.57	$0.10
Diluted	$0.94	$1.55	$0.10

Weighted average shares used to compute net income per share attributable to shareholders:
Basic	1,298,955,860	1,289,812,124	1,281,554,559
Diluted	1,304,953,255	1,301,509,980	1,295,511,385
Other comprehensive income (loss)
Unrealized gain (loss) on cash flow hedges	15	(19)	20
Tax effect on unrealized gain (loss) on cash flow hedges	(4)	5	—
Total other comprehensive income (loss)	11	(14)	20
Comprehensive income	1,242	2,005	152
The accompanying notes are an integral part of these consolidated financial statements.

Shopify Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(In US $ millions, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit) Surplus	Total
	Shares	Amount
As of December 31, 2022	1,275,128,567	8,747	30	(16)	(522)	8,239
Exercise of stock options	3,915,216	109	(49)	—	—	60
Stock-based compensation	—	—	615	—	—	615
Vesting of restricted share units	7,288,043	335	(335)	—	—	—
Issuance of shares related to business acquisitions	238,468	10	(10)	—	—	—
Net income and comprehensive income for the year	—	—	—	20	132	152
As of December 31, 2023	1,286,570,294	9,201	251	4	(390)	9,066
Exercise of stock options	2,576,628	89	(28)	—	—	61
Stock-based compensation	—	—	430	—	—	430
Vesting of restricted share units	5,433,218	344	(348)	—	—	(4)
Net income and comprehensive loss for the year	—	—	—	(14)	2,019	2,005
As of December 31, 2024	1,294,580,140	9,634	305	(10)	1,629	11,558
Exercise of stock options	4,739,441	342	(110)	—	—	232
Stock-based compensation	—	—	449	—	—	449
Vesting of restricted share units	4,332,463	376	(384)	—	—	(8)
Issuance of shares related to business acquisitions	252,257	24	(24)	—	—	—
Net income and comprehensive income for the year	—	—	—	11	1,231	1,242
As of December 31, 2025	1,303,904,301	10,376	236	1	2,860	13,473
The accompanying notes are an integral part of these consolidated financial statements.

Shopify Inc.
Consolidated Statements of Cash Flows
(In US $ millions)

	Years ended
	December 31, 2025	December 31, 2024	December 31, 2023
Cash flows from operating activities
Net income for the year	1,231	2,019	132
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	31	36	70
Stock-based compensation	449	430	615
Impairment of right-of-use assets and leasehold improvements	13	—	38
Provision for transaction and loan losses	230	148	80
Deferred income tax (recovery) expense	(14)	78	(1)
Revenue related to non-cash consideration	(49)	(94)	(158)
Impairment on sales of Shopify's logistics businesses	—	—	1,340
Net loss (gain) on equity and other investments	153	(992)	(1,419)
Net loss on equity method investment	40	138	58
Realized loss on embedded derivative	123	—	—
Unrealized foreign exchange (gain) loss	(57)	19	(6)
Changes in operating assets and liabilities
Trade and other receivables	(219)	(148)	(98)
Merchant cash advances and related receivables, net	(141)	(82)	214
Other current and long-term assets	(38)	(72)	(50)
Accounts payable and accrued liabilities	262	110	69
Deferred revenue	19	26	60
Net cash provided by operating activities	2,033	1,616	944
Cash flows from investing activities
Purchases of property and equipment	(26)	(19)	(39)
Purchases of marketable securities	(7,040)	(8,396)	(5,841)
Maturities of marketable securities	6,552	7,457	5,590
Purchases and originations of loans	(4,014)	(3,006)	(1,861)
Repayments and sales of loans	3,435	2,542	1,338
Purchases of equity and other investments	(99)	(137)	(364)
Acquisition of businesses, net of cash acquired	(56)	(30)	(31)
Other	58	3	(36)
Net cash used in investing activities	(1,190)	(1,586)	(1,244)
Cash flows from financing activities
Proceeds from the exercise of stock options	232	61	60
Maturities of convertible senior notes	(1,043)	—	—
Net cash (used in) provided by financing activities	(811)	61	60
Effect of foreign exchange on cash, cash equivalents and restricted cash	15	(6)	4
Net increase (decrease) in cash, cash equivalents and restricted cash	47	85	(236)
Cash, cash equivalents and restricted cash – beginning of year	1,498	1,413	1,649
Cash, cash equivalents and restricted cash – end of year	1,545	1,498	1,413
Supplemental cash flow information:
Cash paid for income taxes, net	194	116	50
Cash paid for interest	1	1	1
The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements
1.Nature of Business
Shopify Inc. ("Shopify" or the "Company") was incorporated on September 28, 2004. Shopify provides essential internet infrastructure for commerce. Shopify's all-in-one platform makes it easier to start, run and grow a business, powering sales online, in store, and everywhere in between. Shopify's mission is to make commerce better for everyone with a platform and services that are engineered for speed, customization, reliability and security, while delivering a better shopping experience for consumers everywhere. The Company's platform enables merchants to manage, market and sell their products across various sales channels, including online storefronts, physical retail spaces, AI platforms, social media and more. Shopify provides merchants with an integrated back-end system to streamline operations, from managing inventory and transaction management to building relationships with buyers. With a robust and continuously updated infrastructure, Shopify's goal is to provide merchants with cutting-edge technology to thrive in a competitive market.
2.Basis of Presentation and Consolidation
These consolidated financial statements include the accounts of the Company and its directly and indirectly held wholly owned subsidiaries including, but not limited to: Shopify LLC and Shopify Holdings (USA) 2 Inc., both incorporated in the state of Delaware in the United States; Shopify International Limited, incorporated in Ireland; Shopify Commerce Singapore Pte. Ltd., incorporated in Singapore. All intercompany accounts and transactions have been eliminated upon consolidation.
These consolidated financial statements of the Company have been presented in United States dollars ("USD") and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), including the applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding financial reporting.
3.Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements, in accordance with U.S. GAAP, requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting year. Actual results may differ from the estimates made by management. Significant estimates, judgments and assumptions in these consolidated financial statements include: key judgments related to revenue recognition in determining whether the Company is the principal or an agent to the arrangements with merchants; estimates and judgments involved in applying the measurement alternative associated with equity and other investments in private companies, including revenue growth rates and revenue multiples based on market comparables; estimates involved in our equity method investment; probabilities of achieving performance milestones associated with non-cash revenue consideration from strategic partnerships; the probability and amount of loss contingencies; and judgments involved in uncertain tax positions.
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
The Company earns referral fees from partners to whom it directs business pursuant to agreements with such partners. Related revenues can be recurring or non-recurring and are recognized once the arrangement between the partner and customer has been made or over the expected term of the contract. In connection with certain referral revenue contracts with partners, the Company receives a component of the transaction price in non-cash consideration in the form of equity in the partner at the outset of the contract. When the transaction price includes non-cash consideration, the non-cash consideration is measured as the fair value at the inception of the contract.
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

Lending Services
For lending services, including loans and merchant cash advances ("MCAs"), the performance obligations associated with these services is to arrange and provide funding to merchants. Certain loans and MCAs are facilitated by the Company and originated by bank partners, from whom the Company then purchases the loans and MCAs, obtaining all rights, title and interest or discount for a fixed fee or calculated as a percentage of the MCA's or loan's principal. Revenues are presented as merchant solutions revenue net of any deferred origination fees, which are amortized over the contractual or expected term of the loan or MCA. Interest and fees earned on the loan portfolio are recognized as merchant solutions revenue based on the effective interest method. For certain loans where the borrowing fee is fixed, the Company uses the expected repayment date and volume to calculate an effective interest rate. For loans, using the merchant's contractual or expected repayment date, the Company calculates an effective interest rate based on the merchant's expected future payment volume to determine how much of a merchant's repayment to recognize as revenue and how much to apply against the merchant's receivable balance. For some loans, the Company may sell its full rights, title and interest to third-party investors. We account for the asset transfer as a sale and derecognize the full amount the Company paid to its bank partner to originate the loan and record a gain on sale of the loans sold to the third-party investor as merchant solutions revenue upon transfer of title. For MCA's, the Company applies a percentage of the remittances collected against the merchant's receivable balance, and a percentage, which is related to the discount, as merchant solutions revenue.
Logistics Services
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
Rewards issued to buyers, to whom we have no performance obligation, are generally expensed as a cost of revenues, however depending on the program policy the rewards were earned under, they may be expensed as sales and marketing. The rewards are expensed when they are made available to the buyer at an estimated value based on the redemption value, less an estimate of Shop Cash rewards that are not expected to be redeemed ("breakage"). Breakage is based on historical breakage trends and supportable forecasted information.
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

Advertising Costs
Advertising costs are expensed as incurred. Advertising costs included in sales and marketing expenses during the years ended December 31, 2025, 2024 and 2023 were $753 million, $546 million and $497 million, respectively.
Stock-Based Compensation
The accounting for stock-based awards is based on the fair value of the award measured at the grant date. Accordingly, stock-based compensation cost is recognized as an operating expense over the requisite service period.
The fair value of stock options is determined using the Black-Scholes option-pricing model, single option approach. An estimate of forfeitures is applied when determining compensation expense. The Company determines the fair value of stock option awards on the date of grant using assumptions regarding expected term, share price volatility over the expected term of the awards, risk-free interest rate and dividend rate. All Class A subordinate voting shares issued in connection with options under the Company's Third Amended and Restated Stock Option Plan ("SOP") are from the Company's treasury pool.
The fair value of restricted share units ("RSUs") is measured using the fair value of the Company's shares as if the RSUs were issued and vested on the grant date. An estimate of forfeitures is applied when determining compensation expense. All Class A subordinate voting shares issued in connection with awards under the Company's Third Amended and Restated Long Term Incentive Plan ("LTIP") are from the Company's treasury pool.
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
Foreign Currency Translation and Transactions
The functional and reporting currency of the Company and its subsidiaries is USD. Monetary assets and liabilities denominated in foreign currencies are re-measured to USD using the exchange rates prevailing at the consolidated balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are measured in USD using historical exchange rates. Revenues and expenses are measured using the actual exchange rates prevailing on the dates of the transactions. Gains and losses resulting from re-measurement are recorded in the Company’s consolidated statements of operations and comprehensive income as "Foreign exchange gain (loss)", with the exception of foreign exchange forward contracts and options used for hedging which are re-measured in "Accumulated other comprehensive income (loss)" and the income (loss) is then reclassified into earnings to either cost of revenue or operating expenses in the same period, or periods, during which the hedged transaction affects earnings.
Cash and Cash Equivalents
The Company considers all short-term highly liquid investments that are readily convertible into known amounts of cash, with original maturities at their acquisition date of three months or less to be cash equivalents. We consider cash to be restricted when withdrawal or general use is legally restricted.
Marketable Securities
The Company’s marketable debt securities consist of federal bonds and agency securities, U.S. term deposits and corporate bonds and commercial paper, and mature within 36 months from the date of purchase. Marketable debt securities are classified as held-to-maturity at the time of purchase and this classification is re-evaluated as of each consolidated balance sheet date. Held-to-maturity debt securities represent those securities that the Company has both the positive intent and ability to hold to maturity and are carried at amortized cost. Interest on these debt securities, as well as amortization/accretion of premiums/discounts, are included in interest income. Marketable debt securities are assessed as to whether any unrealized loss positions are other than temporarily impaired. Impairments are considered other than temporary if they are related to deterioration in credit risk or if it is likely the Company would be required to sell the securities before the recovery of their remaining amortized cost basis. Realized gains and losses determined to be other than temporary are determined based on the specific identification method and are reported in "Other income, net" in the consolidated statements of operations and comprehensive income. Marketable debt securities with contractual maturity greater than one year are classified as "Long-term investments" in the consolidated balance sheets.
Fair Value Measurements
The carrying amounts for cash and cash equivalents, marketable securities, trade and other receivables, merchant cash advances receivable, loans, trade accounts payable and accruals and employee-related accruals approximate fair value due to the short-term nature of these balances.
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
Equity and Other Investments
Strategic investments are a part of the Company's strategy and use of capital, expanding its expertise and building strong partnerships around strategic initiatives. The Company evaluates each investment to determine if the investment is a variable interest entity and, if so, whether the Company is the primary beneficiary of the variable interest entity. As of December 31, 2025 and 2024, there were no variable interest entities required to be consolidated in the Company’s consolidated financial statements.
The Company classifies each equity investment into one of three categories: (i) equity and other investments with readily determinable fair values, (ii) equity and other investments without readily determinable fair values and (iii) equity and other investments under the equity method of accounting.

Equity and other investments in publicly traded companies with readily determinable fair values are carried at fair value at each balance sheet date and any movements in the fair value are classified as "Other income, net" in the consolidated statements of operations and comprehensive income.
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
The Company also holds investments in convertible notes of private companies which are classified as available-for-sale debt securities, for which the Company has elected to account for under the fair value option. The investments are carried at fair value at each balance sheet date and any movements in the fair values are classified as "Other income, net" in the consolidated statements of operations and comprehensive income.
The Company evaluates each investment to determine if the investment should be accounted for as an equity method investment based upon equity ownership, significant influence and ongoing involvement in the investee, including factors such as representation on the investee's board of directors. Investments that qualify for the equity method of accounting treatment are carried at the Company’s investment amounts and adjusted each period for the Company’s share of the investee’s income or loss plus the amortization of the basis difference, which is the difference between the fair value of our investment in the company and the underlying equity in the net assets of the investee. The Company determined that the investment in Flexport, Inc. ("Flexport") is an equity method investment. The Company's share of income or loss in the investee, combined with the amortization of the basis difference, is presented as "Net loss on equity method investment" in the consolidated statements of operations and comprehensive income.
Investment options to purchase additional shares of equity and other investments are classified as a derivative instrument at fair value using the Black-Scholes model. These derivative instruments are not designated as hedges and presented within "Equity and other investments" in the consolidated balance sheets.
The Company assesses its equity and other investments in private companies and equity method investment for impairment through analyzing market conditions, business results and other qualitative measures that indicate that the carrying amount of the investment may be impaired, and the decline in value below the carrying amount is determined to be other than temporary.
Derivatives and Hedging
The majority of the Company's derivative products are foreign exchange forward contracts and options, which are designated as cash flow hedges of foreign currency forecasted expenses. By their nature, derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. The Company may hold foreign exchange forward contracts and options to mitigate the risk of future foreign exchange rate volatility related to future Canadian dollar ("CAD"), British Pound Sterling ("GBP"), Euros ("EUR") and Australian dollar ("AUD") denominated costs and current and future obligations.
The Company's foreign currency forward contracts and options generally have maturities of 12 months or less. The critical terms match method is used when the key terms of the hedging instrument and that of the hedged item are aligned; therefore, the changes in fair value of the forward contracts and options are recorded in "Accumulated other comprehensive income (loss)" ("AOCI"). The effective portion of the gain or loss on each forward contract and option is reported as a component of AOCI and reclassified into earnings to either cost of revenue or operating expense in the same period, or periods, during which the hedged transaction affects earnings. The ineffective portion of the gains or losses, if any, is recorded immediately in "Other income, net" in the consolidated statements of operations and comprehensive income.

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
Provision for Credit Losses Related to Loans and Merchant Cash Advances
Loans and merchant cash advance receivables represent the aggregate amount of Shopify Capital related receivables owed by merchants as of the balance sheet date, net of an allowance for expected credit losses. The Company estimates the loss provision based on an assessment of various factors, including historical trends, merchants' gross merchandise volume ("GMV"), supportable forecasted information and other factors, including macroeconomic factors, that may affect the merchants' ability to make future payments on the receivables. Increases to the provision are reflected in current operating results, while charges against the provision are made when losses are incurred. Recoveries are reflected as a reduction in the allowance for credit losses related to loans and merchant cash advances when the recovery occurs. These additions, charges and recoveries are classified within "Transaction and loan losses" in the consolidated statements of operations and comprehensive income.
Provision for Transaction Losses Related to Shopify Payments, Shop Pay Installments and Shopify Balance
Transaction losses arise from unrecovered merchant transactions due to returns and disputes. The Company may also incur losses when a merchant account experiences unauthorized transactions where funds cannot be recovered or reversed. The Company estimates the provision for transaction losses based on an assessment of various factors, including historical trends, GMV (facilitated using Shopify Payments and Shop Pay Installments including those managed using Shopify Balance), supportable forecasted information and other factors that may increase the volume of losses. Additions to the provision are reflected in current operating results, while charges against the provision are made when losses are incurred. These additions are classified within "Transaction and loan losses" on the consolidated statements of operations and comprehensive income.
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
The Company subleases certain leased office space and recognizes sublease income on a straight-line basis over the sublease term. Sublease payments received for variable lease costs will be recorded as income, as earned. The Company recognizes sublease income as an offset to lease expense in the consolidated statements of operations and comprehensive income.
Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation and impairment. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Computer equipment is depreciated over the lesser of three years and their estimated useful lives while furniture and equipment are depreciated over four years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of their associated leases, which range from one to fifteen-years. Fulfillment robots and fulfillment equipment, which were depreciated over the lesser of three years and its useful life and ranged from three to ten-years, respectively, were depreciated up until the second quarter of 2023, at which point the Company sold its logistics businesses, as further described in Note 4.
Intangible Assets
Intangible assets are stated at cost, less accumulated amortization and impairment. Amortization is calculated using the straight-line method over the estimated useful lives of the related assets. Acquired technology is amortized over a one to six-year period, acquired customer relationships are amortized over a one to two-year period, capitalized software development costs are amortized over a two to four-year period and other intangible assets are amortized over a three to ten-year period or may have an indefinite useful life and not amortized. Amortization is recorded into cost of revenues and operating expenses, depending on the nature of the asset.
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
Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. The qualitative assessment considers the following factors: macroeconomic conditions, industry and market considerations, cost factors, overall company financial performance, events affecting the reporting unit and changes in the Company’s fair value. If the reporting unit does not pass the qualitative assessment, the Company carries out a quantitative test for impairment of goodwill. This is done by comparing the fair value of the reporting unit with the carrying value of the reporting unit that includes goodwill. If the fair value of the reporting unit is greater than its carrying value, including goodwill, no impairment results. If the fair value of the reporting unit is less than its carrying value, including goodwill, an impairment loss would be recognized in the consolidated statements of operations and comprehensive income in an amount equal to that difference, limited to the total amount of goodwill allocated to that reporting unit. The Company has an unconditional option to bypass the qualitative assessment for our reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. The Company may resume performing the qualitative assessment in any subsequent period.
Business Combinations
The Company follows the acquisition method to account for business combinations in accordance with ASC 805, Business Combinations. The acquisition method of accounting requires that assets acquired and liabilities assumed be recorded at their estimated fair values on the date of a business acquisition. The excess of the purchase price over the estimated fair value is recorded as goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments would be recorded in the consolidated statements of operations and comprehensive income.
Segment Information
The Company’s chief operating decision maker ("CODM") is the Chief Executive Officer. The CODM is the highest level of management responsible for assessing Shopify’s overall performance, and making operational decisions such as resource allocations related to operations, product prioritization and delegations of authority. The CODM has determined that the Company operates in one single operating and reportable segment and manages segment profit (loss) based upon consolidated net income (loss). The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets.
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
Although foreign currency fluctuations associated with revenues and costs may partially offset one another in earnings, the Company uses foreign exchange derivative products to mitigate a portion of the remaining exposure of foreign currency fluctuations as discussed in Note 6. By their nature, derivative financial instruments involve risk, including the credit risk of non-performance by counterparties.
Accounting Pronouncements Adopted in the Year
In December 2023, the FASB issued ASU 2023-09 on Improvements to Income Tax Disclosures that require greater disaggregation of income tax disclosures, including the income rate tax rate reconciliation and income taxes paid by jurisdiction. The Company adopted this ASU for the year ending December 31, 2025, on a retrospective basis, see Note 21.
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03 on Disaggregation of Income Statement Expenses that enhances disclosure of certain costs and expenses to provide enhanced transparency into the expenses presented in the income statement. The ASU is effective for annual periods beginning after December 15, 2026. The Company will adopt and apply the guidance in fiscal year 2027. The Company is still assessing the impact of this disclosure ASU.
In September 2025, the FASB issued ASU 2025-06 on Improvements to the Accounting for Internal-Use Software, which clarifies and modernizes certain aspects of the accounting for and disclosure of internal-use software costs. The ASU does not change what types of costs are capitalized or when internal-use software cost capitalization ceases. This guidance will be effective for the Company for the year ending December 31, 2028. The Company is evaluating the impact of the guidance on the consolidated financial statements. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
4.Business Combinations and Sales of Businesses
Business Combinations
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
The net assets of the divested businesses had an aggregate carrying amount above their estimated fair value and accordingly, an impairment loss was recorded in operating expenses as "Impairment on sales of Shopify's logistics businesses" in the consolidated statements of operations and comprehensive income, for the year ended December 31, 2023. The components of the sale were as follows in US $ millions:

Amount
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
5.Cash and Cash Equivalents
As of December 31, 2025 and 2024, the Company’s cash and cash equivalents balance was $1,545 million and $1,498 million, respectively. These balances include $546 million and $806 million, respectively, of money market funds, corporate bonds and commercial paper. As of December 31, 2025, $11 million of the Company's cash and cash equivalents balance is considered restricted cash (December 31, 2024 - $9 million).
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
The Company also holds debt securities in the form of convertible notes in private companies classified as available-for-sale for which the Company has elected to apply the fair value option. The investments are carried at fair value at each balance sheet date and any movements in the fair values are classified as "Other income, net" in the consolidated statements of operations and comprehensive income.

The following tables summarize debt securities by balance sheet classification and level within the fair value hierarchy:

	December 31, 2025
	Carrying Value
	Cash Equivalents	Marketable Securities	Long-term Investments	Equity and Other Investments	Fair Value
	(in US $ millions)
Level 1:
U.S. term deposits	—	520	—	—	531
U.S. federal bonds and agency securities	1	1,923	527	—	2,453
	1	2,443	527	—	2,984

Level 2:
Corporate bonds and commercial paper	—	1,790	448	—	2,240

Level 3:
Convertible notes in private companies	—	—	—	558	558
	1	4,233	975	558	5,782
The fair values of marketable securities above include accrued interest of $39 million, which is excluded from the carrying amounts. The accrued interest is included in "Trade and other receivables, net" in the consolidated balance sheets. Additional accrued interest of $105 million recognized on the convertible notes in private companies is included in the carrying amount and fair value above.

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

The following table outlines estimated fair values of our debt securities by date of contractual maturity as of December 31, 2025:

Fair Value
(in US $ millions)
Due within one year	4,248
Due after one year to three years	976
5,224
Equity Securities
The Company holds equity investments in public and private companies that were obtained through a combination of direct investment and strategic partnerships.
Equity investments with readily determinable fair values are comprised of:

	December 31, 2025			December 31, 2024
	Level 1	Level 3	Total	Level 1	Level 3	Total
	(in US $ millions)
Affirm Holdings, Inc.	1,511	—	1,511	1,236	—	1,236
Global-E Online Ltd.	868	—	868	1,205	—	1,205
Klaviyo, Inc.(1)	529	70	599	615	127	742
Other	8	—	8	—	—	—
	2,916	70	2,986	3,056	127	3,183
(1) In the year ended December 31, 2025, $42 million was transferred from Level 3 to Level 1, respectively, due to the vesting of warrants (December 31, 2024 - $37 million). The equity investments categorized as Level 3 in the fair value hierarchy represent unvested warrants that require the application of a discount for lack of marketability which was 11% at December 31, 2025 (December 31, 2024 - 18%).
Adjustments related to equity and other investments with readily determinable fair values for the years ended December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
	(in US $ millions)
Balance, beginning of the year	3,183	2,360

Adjustments related to equity and other investments with readily determinable fair values:
Investments received as part of sale of equity and other investments	8	—
Net unrealized (losses) gains	(205)	823
Balance, end of the year	2,986	3,183

Equity Investments without Readily Determinable Fair Values
The carrying value of equity investments in private companies without readily determinable fair values are:

	December 31, 2025	December 31, 2024
	(in US $ millions)
Total initial value	1,068	957
Cumulative gross unrealized gains	310	144
Cumulative gross unrealized losses and impairment	(415)	(384)
Total carrying value of equity and other investments without readily determinable fair values	963	717
Adjustments related to equity and other investments without readily determinable fair values for the years ended December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
	(in US $ millions)
Balance, beginning of the year	717	505

Adjustments related to equity and other investments without readily determinable fair values:
Purchases of equity and other investments	99	137
Gross unrealized gains(1)	171	89
Gross unrealized losses and impairments(2)	(38)	(14)
Sales of equity and other investments(3)	(33)	—
Transfers from measurement alternative(4)	47	—
Balance, end of the year	963	717
(1) During the year ended December 31, 2025, the Company identified an observable price change resulting in the remeasurement of a private investment at fair value on a non-recurring basis. The resulting unrealized gains of $163 million (December 31, 2024 - $78 million) were presented as "Net unrealized (loss) gain on equity and other investments" in the consolidated statements of operations and comprehensive income.
(2) During the years ended December 31, 2025 and 2024, the Company identified an observable price change resulting in the remeasurement of private investments at fair value on a non-recurring basis. The resulting unrealized losses were presented as "Net unrealized (loss) gain on equity and other investments" in the consolidated statements of operations and comprehensive income.
(3) During the year ended December 31, 2025, the Company held private investments which were acquired, resulting in the deemed sale of equity and other investments. The resulting realized gains or losses were presented as “Net realized gain (loss) on equity and other investments” in the consolidated statements of operations and comprehensive income.
(4) During the year ended December 31, 2025, convertible notes in private companies with a fair value of $45 million and accrued interest of $2 million were converted and transferred from debt securities to equity investments without readily determinable fair values.
As of December 31, 2025, included in the total $963 million of equity and other investments without readily determinable fair values, $800 million was remeasured at fair value and was classified within Level 3 of the fair value measurement hierarchy on a non-recurring basis.
Equity Method Investment
The Company holds an equity method investment in Flexport of $602 million which is presented within "Equity method investment" in the consolidated balance sheets and is carried at the amount of Shopify’s original investment, as adjusted each period for Shopify’s share of the investee’s income or loss and the basis difference amortization, which is the difference between the fair value of our investment in the company and the underlying equity in the net assets of the investee (December 31, 2024 - $642 million). Results are reported with a one-quarter delay due to the timing of financial information availability from the investee. For the year ended December 31, 2025, our share of the loss in the investee was $40 million

(December 31, 2024 - $138 million), and is presented within "Net loss on equity method investment" in the consolidated statements of operations and comprehensive income.
Derivative Instruments and Hedging
As of December 31, 2025, the Company held foreign exchange forward contracts and options for USD, GBP, AUD, EUR and CAD with a total notional value of $702 million (December 31, 2024 - $454 million), to fund a portion of its operations. The fair value of foreign exchange forward contracts and options was based upon Level 2 inputs, which included year-end mid-market quotations for each underlying contract as calculated by the financial institution with which the Company has transacted. The quotations are based on bid/ask quotations and represent the discounted future settlement amounts based on current market rates.
Derivative Instruments Designated as Hedges
The Company has a hedging program to mitigate the impact of foreign currency fluctuations on future cash flows and earnings. Under this program, the Company has entered into foreign exchange forward contracts and options with certain financial institutions and designated those hedges as cash flow hedges. The Company is hedging cash flows associated with payroll costs.
The fair values of outstanding derivative instruments were as follows:

	December 31, 2025	December 31, 2024
	(in US $ millions)
Level 2:
Foreign exchange forward contracts and options assets (classified in other current assets)	4	—
Foreign exchange forward contract liabilities (classified in accounts payable and accrued liabilities)	1	13
Unrealized gains and losses related to changes in the fair value of foreign exchange forward contracts and options designated as cash flow hedges were as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
	(in US $ millions)
Unrealized gains	3	—	6
Unrealized losses	(1)	(13)	—
Total net unrealized (losses) gains	2	(13)	6
These unrealized gains and losses were included in "Accumulated other comprehensive income (loss)", "Other current assets" and "Accounts payable and accrued liabilities" in the consolidated balance sheets. These amounts are expected to be reclassified into earnings over the next twelve months.
Realized losses related to the maturity of foreign exchange forward contracts and options designated as cash flow hedges were as follows:

	Years ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(in US $ millions)
Realized losses in operating expenses	(6)	(8)	(13)
	(6)	(8)	(13)

Derivative Instruments Not Designated as Hedges
The Company holds an investment option to purchase 15,743,174 of Series B common shares of Klaviyo, Inc. at an exercise price of $88.93 with an expiration date of July 28, 2030. The options are fair valued quarterly under Level 3 of the fair value hierarchy as certain unobservable inputs are used within the Black-Scholes model as well as a discount for lack of marketability. The fair value of the options as of December 31, 2025, utilizing a discount for lack of marketability of 21%, was $75 million (December 31, 2024 - 29% and $204 million) and is presented within "Equity and other investments" in the consolidated balance sheets. The Company recognized an unrealized loss of $129 million for the year ended December 31, 2025 (December 31, 2024 - unrealized gain of $82 million) and is presented as a component of "Net unrealized (loss) gain on equity and other investments" in the consolidated statements of operations and comprehensive income.
The Company held an embedded derivative to settle its Notes in cash during the year ended December 31, 2025. The embedded derivative was fair valued quarterly under Level 2 of the fair value hierarchy as observable prices in the over-the-counter market are available. The embedded derivative was settled on November 3, 2025. The Company recognized a realized loss of $123 million for the year ended December 31, 2025 and is presented as "Realized loss on embedded derivative" in the consolidated statements of operations and comprehensive income.
7.Trade and Other Receivables
Trade receivables and unbilled revenues, net of allowance for credit losses, were as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
	(in US $ millions)
Unbilled revenues, net	229	175	132
Indirect taxes receivable	109	49	46
Trade receivables, net	98	77	62
Accrued interest	39	19	15
Other receivables	25	22	27
	500	342	282
Unbilled revenues represent amounts not yet billed related to partner referral fees, subscription fees for Plus merchants, shipping charges and transaction fees as of the consolidated balance sheets dates.
The allowance for credit losses reflects the Company's best estimate of probable losses inherent in the unbilled revenues and trade receivables accounts. The Company determined the provision based on known troubled accounts, historical experience, supportable forecasts of collectibility and other currently available evidence.
Activity in the allowance for credit losses was as follows:

	December 31, 2025	December 31, 2024
	(in US $ millions)
Balance, beginning of the year	16	13
Provision for credit losses related to uncollectible receivables	28	15
Write-offs	(27)	(12)
Balance, end of the year	17	16

8.Loans and Merchant Cash Advances

	December 31, 2025	December 31, 2024	December 31, 2023
	(in US $ millions)
Loans receivable, gross(1)	1,621	1,131	732
Allowance for credit losses related to uncollectible loans receivable	(160)	(110)	(60)
Merchant cash advances receivable, gross	358	234	180
Allowance for credit losses related to uncollectible merchant cash advances receivable	(35)	(31)	(36)
Loans and merchant cash advances, net	1,784	1,224	816
(1) Included in the loans receivable gross balance as of December 31, 2025 is $24 million of interest receivable (December 31, 2024 - $15 million, December 31, 2023- $10 million).
Certain loans and merchant cash advances are facilitated by the Company and originated by a bank partner, from whom the Company then purchases the loans and merchant cash advances obtaining all rights, title and interest or discount. In the year ended December 31, 2025, the Company purchased $4.2 billion of merchant cash advances and loans to Shopify merchants (December 31, 2024 - $3.0 billion). For some loans, the Company sells its full rights, title and interest to third-party investors. We account for the asset transfer as a sale and derecognize the full amount the Company paid to its bank partner to originate the loan and record a gain on sale of the loans sold to the third-party investor as revenue upon transfer of title. In the year ended December 31, 2025, the Company did not sell loans to third-party investors (December 31, 2024 - $212 million).
In the year ended December 31, 2025, the Company recognized revenue of $258 million related to interest and fees earned on the Company's lending services, which do not represent revenues recognized in the scope of ASC 606, Revenue from Contracts with Customers (December 31, 2024 - $205 million).
Loans
The following table summarizes the activities of the Company’s allowance for credit losses related to uncollectible loans receivable:

	December 31, 2025	December 31, 2024
	(in US $ millions)
Allowance, beginning of the year	110	60
Provision for credit losses related to uncollectible loans receivable	153	108
Loans receivable charged off, net of recoveries	(103)	(58)
Allowance, end of the year	160	110

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

	December 31, 2025
	Year of origination
	2025	2024	Total	Percent
	(in US $ millions)
Current	1,473	17	1,490	91.9%
30-89 Days	14	5	19	1.2%
90-179 Days	14	6	20	1.2%
180+ Days	63	29	92	5.7%
Total	1,564	57	1,621	100.0%

	December 31, 2024
	Year of origination
	2024	2023	Total	Percent
	(in US $ millions)
Current	1,051	8	1,059	93.7%
30-89 Days	9	3	12	1.0%
90-179 Days	7	3	10	0.9%
180+ Days	34	16	50	4.4%
Total	1,101	30	1,131	100.0%
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
Merchant Cash Advances
The following table summarizes the activities of the Company’s allowance for credit losses related to uncollectible merchant cash advances receivable:

	December 31, 2025	December 31, 2024
	(in US $ millions)
Allowance, beginning of the year	31	36
Provision for credit losses related to uncollectible merchant cash advances receivable	32	13
Merchant cash advances receivable charged off, net of recoveries	(28)	(18)
Allowance, end of the year	35	31

9.Other Current Assets

	December 31, 2025	December 31, 2024
	(in US $ millions)
Deposits	69	35
Prepaid expenses	55	59
Capitalized contract costs	52	57
Income taxes receivable	34	32
Inventory	21	26
Foreign exchange contracts	3	—
	234	209
10.Property and Equipment

	December 31, 2025
	Cost	Accumulated depreciation and impairment	Net book value
	(in US $ millions)
Leasehold improvements(1)	159	118	41
Computer equipment	38	30	8
Furniture and equipment	31	27	4
	228	175	53

	December 31, 2024
	Cost	Accumulated depreciation and impairment	Net book value
	(in US $ millions)
Leasehold improvements	149	115	34
Computer equipment	40	29	11
Furniture and equipment	28	26	2
	217	170	47
(1) $5 million of leasehold improvements were impaired and disposed of in the year ended December 31, 2025 (December 31, 2023 - $12 million). See Note 11 for details.
During the year ended December 31, 2025, the Company disposed of and retired computer equipment with an original cost of $8 million (December 31, 2024 - $8 million). There was no material gain or loss recognized in the consolidated statements of operations and comprehensive income as a result of the retirement and disposal of these assets.
The following table illustrates the classification of depreciation in the consolidated statements of operations and comprehensive income:

	Years ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(in US $ millions)
Cost of revenues	—	—	3
Sales and marketing	5	7	7
Research and development	9	11	13
General and administrative	4	4	5
	18	22	28

11.Leases
The Company has office and commercial leases in North America, Europe and Asia. These leases have remaining lease terms of 1 to 11 years, some of which have an option to extend the lease for up to 5 years. All of the Company's leases are operating leases.
The components of lease expense were as follows:

	Years ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(in US $ millions)
Operating lease expense	23	16	31
Variable lease expense, including non-lease components	15	25	17
Total lease expense	38	41	48
As of December 31, 2025, the weighted average remaining lease term is 9 years and the weighted average discount rate is 3.6% (December 31, 2024 - 9 years and 3.4%).
Net sublease income for the year ended December 31, 2025 was $7 million (December 31, 2024 - $6 million, December 31, 2023 - $4 million), which is recorded as an offset within the total lease expense disclosed above.
During the years ended December 31, 2025 and December 31, 2023, the Company terminated office spaces for which it has ceased use. This resulted in impairment charges to its operating lease right-of-use assets, leasehold improvements and operating lease liabilities of $13 million (December 31, 2023 - $38 million). These impairment charges were their carrying values as of the impairment measurement date, as required under ASC 360, Property, Plant and Equipment. These charges were recorded within "General and administrative" in the consolidated statements of operations and comprehensive income.
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
Maturities of lease liabilities as of December 31, 2025 were as follows:

Fiscal Year	Operating Leases
(in US $ millions)
2026	29
2027	50
2028	49
2029	39
2030	36
Thereafter	166
Total future minimum payments	369
Minimum payments related to variable lease payments, including non-lease components	(151)
Imputed interest	(30)
Total operating lease liabilities	188
Operating lease maturity amounts included in the table above do not include sublease proceeds expected to be received under our various sublease agreements with third parties. Under the agreements initiated with third parties, the Company expects to receive sublease proceeds of $7 million in 2026 and $145 million in the years 2027, 2028, 2029 and thereafter.

During the year ended December 31, 2025, the Company recognized $1 million of operating lease liabilities arising from obtaining operating lease right-of-use assets (December 31, 2024 - $7 million). The Company paid $34 million for amounts included in the measurement of operating lease liabilities included in cash flow from operating activities (December 31, 2024 - $35 million).
12.Intangible Assets

	December 31, 2025
	Cost	Accumulated amortization	Net book value
	(in US $ millions)
Acquired technology	93	64	29
Other intangible assets	5	4	1
Software development costs	14	14	—
	112	82	30

	December 31, 2024
	Cost	Accumulated amortization	Net book value
	(in US $ millions)
Acquired technology	72	51	21
Other intangible assets	5	4	1
Software development costs	14	14	—
	91	69	22
During the year ended December 31, 2025, the Company completed the acquisition of Vantage Discovery Inc. (see Note 4).
During the year December 31, 2023, the Company recognized an impairment of $307 million of acquired technology, $27 million of acquired customer relationships and $3 million of other intangible assets as a result of the sales of Shopify's logistics businesses (see Note 4).
During the year ended December 31, 2023, the Company disposed of and retired software development costs, acquired technology and purchased software with a combined original cost of $440 million, primarily due to the sales of our logistics businesses. Other than the impairment charges noted above, there was no additional gain or loss recognized in the consolidated statement of operations and comprehensive income (loss) as a result of the retirement or disposal of these assets.
The following table illustrates the classification of amortization expense related to intangible assets in the consolidated statements of operations and comprehensive income:

	Years ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(in US $ millions)
Cost of revenues	9	12	35
Research and development	4	1	—
Sales and marketing	—	1	3
	13	14	38

Estimated future amortization expense related to intangible assets, as of December 31, 2025 is as follows:

Fiscal Year	Amount
(in US $ millions)
2026	9
2027	8
2028	2
Total	19
13.Goodwill
The Company's goodwill relates to acquisitions of various companies.
No goodwill impairment was recognized in the years ended December 31, 2025 and 2024. The Company recognized goodwill impairment of $1,438 million in the year ended December 31, 2023 due to the sales of Shopify's logistics businesses in the second quarter of 2023.
Goodwill is tested for impairment as part of the Company's annual impairment test as of September 30, 2025. The Company exercised its option to bypass the qualitative assessment pursuant to ASC 350, Intangibles - Goodwill and Other, and performed a quantitative analysis. The Company determined that the consolidated business is represented by a single reporting unit and concluded the estimated fair value of the reporting unit, determined using market capitalization, was greater than its carrying amount.
The gross changes in the carrying amount of goodwill during the year ended December 31, 2025 and year ended December 31, 2024 are as follows:

	December 31, 2025	December 31, 2024
	(in US $ millions)
Balance, beginning of the year	452	427
Acquisitions(1)	39	25
Balance, end of the year	491	452
(1) During the year ended December 31, 2025, the Company completed the acquisition of Vantage Discovery Inc. (see Note 4). During the year ended December 31, 2024, the Company completed individually immaterial acquisitions that resulted in goodwill being recognized.
14.Accounts Payable and Accrued Liabilities

	December 31, 2025	December 31, 2024
	(in US $ millions)
Trade accounts payable and trade accruals	570	360
Indirect taxes payable	161	121
Income taxes payable	156	58
Employee related accruals	102	99
Transaction loss provisions	66	48
Other payables and accruals	19	38
Foreign exchange forward contracts	1	13
	1,075	737

15.Deferred Revenue

	December 31, 2025	December 31, 2024
	(in US $ millions)
Balance, beginning of the year	430	498
Deferral of revenue(1)	224	207
Recognition of deferred revenue from beginning balance	(256)	(275)
Balance, end of the year	398	430
(1)Deferral of revenue includes only the portion of collections from merchant billings throughout the year, primarily related to subscription fees, for which the services have not yet been provided. The amounts primarily exclude subscription revenue that has both been deferred and recognized within the period presented.

	December 31, 2025	December 31, 2024
	(in US $ millions)
Current portion	300	283
Long-term portion	98	147
	398	430
The opening balances of current and long-term deferred revenue were $302 million and $196 million, respectively, as of January 1, 2024.
As of December 31, 2025, the long-term deferred revenue, excluding non-cash consideration received, will be recognized ratably over the remaining terms of the contracts with the customers, which range from two years to three years.
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
The table below summarizes the gross changes in deferred revenue associated with this non-cash consideration received for the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
	(in US $ millions)
Balance, beginning of the year	190	284
Revenue recognized related to non-cash consideration	(49)	(94)
Balance, end of the year	141	190

Current portion	48	50
Long term portion	93	140
	141	190
The Company will recognize this revenue ratably over the remaining terms of the respective strategic partnership service agreements, which range from two years to four years.
16.Convertible Senior Notes
In September 2020, the Company issued $920 million aggregate principal amount of 0.125% convertible senior notes due 2025. The net proceeds from the issuance of the Notes were $908 million after deducting underwriting fees and offering costs. The interest on the Notes was payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2021. The Notes matured on November 1, 2025. The Notes had a conversion rate of 6.9440 Class A subordinate voting shares per one thousand dollars of principal amount of Notes, adjusted to give effect to the share split effected in June 2022, which is equivalent to a conversion price of approximately $144.01 per share.
On November 3, 2025, the Company settled the Notes and the embedded derivative for $1.0 billion in cash and a nominal amount of Class A subordinate voting shares. The Company recognized a realized loss of $123 million in the year ended December 31, 2025 to reflect the value settled over the conversion price of $144.01.
After the Company settled the Notes, the net carrying amount as of December 31, 2025 is nil (December 31, 2024 - $918 million), net of unamortized offering costs, classified as current "Convertible senior notes" in the consolidated balance sheets.
The following table sets forth the interest expense recognized related to the Notes:

	Years ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(in US $ millions)
Contractual interest expense	1	1	1
Amortization of offering costs	2	2	3
Total interest expense related to the Notes	3	3	4
17.Commitments and Contingencies
Unconditional Purchase Obligations
During the year ended December 31, 2024, the Company has entered into agreements where it commits to usage levels related to third-party services with an annual minimum fixed unconditional purchase obligation of $200 million. The amount of the minimum fixed and determinable portion of the unconditional purchase obligations over the next two years, as of December 31, 2025, was $251 million.
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
During the year ended December 31, 2024, the Company reversed the previously recorded liability of $55 million within "General and administrative" in the consolidated statement of operations and comprehensive income, as a loss contingency was no longer considered probable. The initial recognition of the liability in 2022 related to a jury in the U.S. District Court for the District of Delaware returning a verdict finding that the Company infringed three web technology patents owned by Express Mobile, Inc.. The Company filed a post-trial motion for judgment as a matter of law. In the year ended December 31, 2024, the court granted that motion, vacating the jury verdict in its entirety and mooting the plaintiff's motion for pre- and post-judgment interest. In 2025, the U.S. Court of Appeals dismissed Express Mobile's appeal and affirmed there was no infringement by the Company.
18.Related Parties
The Company has a commercial agreement with Flexport, a company in which it has an equity method investment. The Company is entitled to earn a share of revenues for orders processed or otherwise sent through services provided by Shopify. In the year ended December 31, 2025, the Company recognized nil revenue related to this agreement. The Company has a separate agreement with Flexport to provide co-marketing services for the coordinated marketing of fulfillment-related products and services to current and prospective merchants. In the year ended December 31, 2025, the Company recognized $9 million of expense in the consolidated statements of operations and comprehensive income (December 31, 2024 - $4 million) and as of December 31, 2025, $15 million in "Other current assets" and $12 million in "Other long-term assets" in the consolidated balance sheets are related to this agreement.
The Company also has an investment in Flexport in the form of convertible notes with a fair value of $326 million as of December 31, 2025 (December 31, 2024 - $291 million). The Company has elected to account for it using the fair value option for the investment, which is classified within "Equity and other investments" in the consolidated balance sheets. In the year ended December 31, 2025, the Company has recognized $35 million of interest income related to the convertible notes within "Interest income" (December 31, 2024 - $32 million), and an immaterial amount of unrealized losses in the consolidated statements of operations and comprehensive income.
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
The SOP allows for the grant of options to the Company’s officers, directors, employees and consultants. All options granted under the SOP will have an exercise price determined and approved by the Company’s Compensation and Talent Management Committee of the Board of Directors at the time of grant, which shall not be less than the market price of the Class A subordinate voting shares at such time. For purposes of the SOP, the market price of the Class A subordinate voting shares shall be the volume weighted average trading price of the Class A subordinate voting shares on the NASDAQ for the five trading days ending on the last trading day before the day on which the option is granted. Options granted under the SOP are exercisable for Class A subordinate voting shares. Both the vesting period and term of the options in the SOP are determined by the Compensation and Talent Management Committee of the Board of Directors at the time of grant.
The LTIP provides for the grant of share units, or LTIP Units, consisting of RSUs, performance share units ("PSUs") and deferred share units ("DSUs"). Each LTIP Unit represents the right to receive one Class A subordinate voting share in accordance with the terms of the LTIP. RSUs are granted quarterly and generally vest on a monthly basis over the period of three months or if allocated to the long-term equity component, generally vest over a three year period. A PSU participant’s grant agreement will describe the performance criteria established by the Company’s "Compensation and Talent Management Committee" of the Board of Directors that must be achieved for PSUs to vest to the PSU participant, provided the participant is continuously employed by or in the Company’s service or the service or employment of any of the Company’s affiliates from the date of grant until such PSU vesting date. As of December 31, 2025, there have been no PSUs granted. DSUs are granted solely to non-employee directors of the Company, at their option, in lieu of their Board retainer fees. DSUs will vest upon a director ceasing to act as a director.
The maximum number of Class A subordinate voting shares reserved for issuance, in the aggregate, under the Company's SOP and the LTIP was initially equal to 37,436,920 Class A subordinate voting shares, adjusted to give effect to Share Split. The number of Class A subordinate voting shares available for issuance, in the aggregate, under the SOP and the LTIP was automatically increased on January 1st of each year, beginning on January 1, 2016 and ending on January 1, 2026, in an amount equal to 5% of the aggregate number of outstanding Class A subordinate voting shares and Class B restricted voting shares on December 31st of the preceding calendar year. As of January 1, 2026, there were 537,878,638 shares available for issuance under the Company's SOP and LTIP.

The following table summarizes the stock option and RSU award activities under the Company's share-based compensation plans for the years ended December 31, 2025 and 2024:

	Shares Subject to Options Outstanding					Outstanding RSUs
	Number of Options(1)	Weighted Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value(2)	Weighted Average Grant Date Fair Value	Outstanding RSUs	Weighted Average Grant Date Fair Value
	(in US $ millions, except share and share price amounts)
December 31, 2023	11,462,631	49.88	7.09	406	—	4,078,478	58.50
Stock options granted	6,065,237	75.75	—	—	39.74	—	—
Stock options exercised	(2,576,628)	23.83	—	—	—	—	—
Stock options forfeited	(314,248)	82.40	—	—	—	—	—
RSUs granted	—	—	—	—	—	7,025,895	74.91
RSUs settled	—	—	—	—	—	(5,433,218)	63.95
RSUs forfeited	—	—	—	—	—	(550,086)	61.51
December 31, 2024	14,636,992	64.49	7.68	623	—	5,121,069	74.90
Stock options granted	1,746,047	125.35	—	—	64.68	—	—
Stock options exercised	(4,739,441)	48.85	—	—	—	—	—
Stock options forfeited	(1,442,920)	79.66	—	—	—	—	—
RSUs granted	—	—	—	—	—	3,755,264	124.55
RSUs settled	—	—	—	—	—	(4,298,862)	87.92
RSUs forfeited	—	—	—	—	—	(1,090,585)	81.80
December 31, 2025	10,200,678	80.03	7.22	826	—	3,486,886	110.16

Stock options exercisable as of December 31, 2025	4,770,274	71.13	5.78	429
(1) As of December 31, 2025, 10,163,647 of the outstanding stock options were granted under the Company's SOP and are exercisable for Class A subordinate voting shares and 37,031 of the outstanding stock options were granted under the Deliverr 2017 Stock Option and Grant Plan and are exercisable for Class A subordinate voting shares.
(2) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company's Class A subordinate voting shares as of December 31, 2025 and December 31, 2024.
As of December 31, 2025 the Company had issued 4,943 DSUs under its LTIP.
The total intrinsic value of stock options exercised and RSUs settled during the years ended December 31, 2025 and 2024 was $956 million and $609 million, respectively. The aggregate intrinsic value of options exercised is calculated as the difference between the exercise price of the underlying stock option awards and the market value on the date of exercise.
As of December 31, 2025 and 2024, there was $486 million and $487 million, respectively, of remaining unamortized compensation cost related to unvested stock options and RSUs granted to the Company’s employees. This cost will be recognized over an estimated weighted-average remaining period of 1.9 years. Total unamortized compensation cost will be adjusted for future changes in estimated forfeitures.
In connection with the acquisition of Vantage Discovery Inc., 252,257 Class A subordinate voting shares were issued with trading restrictions. The restrictions on these shares are lifted over time and are being accounted for as stock-based compensation as the vesting is contingent on continued employment and therefore related to post-combination services. As of December 31, 2025, 252,257 of the Class A subordinate voting shares remained restricted.
Stock-Based Compensation Expense
All share-based awards are measured based on the grant date fair value of the awards and recognized in the consolidated statements of operations and comprehensive income over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award).
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
The grant weighted average assumptions used to estimate the fair value of stock options granted to employees were as follows:

	Years ended
	December 31, 2025	December 31, 2024
Expected volatility	64.5%	65.6%
Risk-free interest rate	4.17%	4.17%
Dividend yield	Nil	Nil
Average expected term	3.9	3.9
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

The following table illustrates the classification of stock-based compensation in the consolidated statements of operations and comprehensive income, which includes both stock-based compensation and restricted share-based compensation expense:

	Years ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(in US $ millions)
Cost of revenues	4	4	4
Sales and marketing(1)	44	47	56
Research and development(1)	313	287	481
General and administrative	88	92	74
	449	430	615
(1) Includes accelerated stock-based compensation of $5 million and $164 million in sales and marketing and research and development, respectively, during the year ended December 31, 2023.
In February 2026, the Company's Board of Directors authorized a share repurchase program permitting the repurchase of up to $2 billion of the Company's Class A subordinate shares, provided that the number of Class A subordinate voting shares repurchased does not exceed 5% of the Company's issued and outstanding Class A subordinate voting shares. The share repurchase program has no fixed expiration and the actual timing, number and value of Class A subordinate voting shares repurchased will depend on a variety of factors, including price, business and market conditions, applicable legal requirements and alternative investment opportunities.
20.Changes in Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss), which is reported as a component of shareholders’ equity:

	Years ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(in US $ millions)
Balance, beginning of the year	(10)	4	(16)

Other comprehensive income (loss) before reclassifications	9	(27)	7
Gain on cash flow hedges reclassified from accumulated other comprehensive income (loss) to earnings:
Sales and marketing	1	2	3
Research and development	4	5	9
General and administrative	1	1	1
Tax effect on unrealized gain (loss) on cash flow hedges	(4)	5	—
Other comprehensive income (loss), net of tax	11	(14)	20
Balance, end of the year	1	(10)	4

21.Income Taxes
The domestic and foreign components of income before income taxes and provision for income taxes were as follows:

	Years ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(in US $ millions)
Income before income taxes
Domestic	450	537	599
Foreign	1,059	1,691	(414)
	1,509	2,228	185

Current income tax (expense)
Federal	(35)	(14)	1
Provincial	(64)	(18)	—
Foreign	(193)	(99)	(55)
	(292)	(131)	(54)

Deferred income tax recovery (expense)
Federal	1	(41)	(1)
Provincial	17	(31)	(1)
Foreign	(4)	(6)	3
	14	(78)	1
Provision for income taxes	(278)	(209)	(53)

The reconciliation of the expected income tax expense calculated using the statutory tax rate to the actual provision for income taxes reported in the consolidated statements of operations and comprehensive income for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Years ended
	December 31, 2025		December 31, 2024		December 31, 2023
	(in US $ millions, except percentages)
Income before income taxes	1,509		2,228		185
Expected income tax expense at Canadian Federal statutory income tax rate of 15.0%(1)	(226)	15.0%	(334)	15.0%	(28)	15.0%
Provincial tax(2)	(47)	3.1%	(46)	2.1%	(1)	0.5%
Other jurisdiction tax effects
United States
Foreign tax rate differential	4	(0.3)%	(8)	0.4%	(39)	21.1%
U.S. State taxes	(18)	1.2%	(242)	10.9%	119	(64.3)%
Change in valuation allowance	(13)	0.9%	361	(16.2)%	(543)	293.5%
Income not subject to tax in U.S.(3)	36	(2.4)%	33	(1.5)%	43	(23.2)%
Unrealized investment (loss) gain not subject to tax in U.S.(3)	(3)	0.2%	49	(2.2)%	29	(15.7)%
Stock-based compensation	30	(2.0)%	15	(0.7)%	(47)	25.4%
Sales of businesses	—	—%	—	—%	196	(105.9)%
Effect in changes in tax rates on unrealized investment gain	—	—%	(132)	5.9%	—	—%
Other	(17)	1.1%	13	(0.6)%	3	(1.6)%
Singapore
Foreign tax rate differential	(5)	0.3%	(3)	0.1%	(1)	0.5%
Singapore benefit of tax holiday	20	(1.3)%	21	(0.9)%	9	(4.9)%
Pillar Two tax	(10)	0.7%	—	—%	—	—%
Other	(5)	0.3%	(4)	0.2%	3	(1.6)%
Ireland
Foreign tax rate differential	12	(0.8)%	20	(0.9)%	16	(8.6)%
Unrealized investment (loss) gain not subject to tax in Ireland(3)	(46)	3.0%	44	(2.0)%	53	(28.6)%
Pillar Two tax	(16)	1.1%	(5)	0.2%	—	—%
Other	(13)	0.9%	(14)	0.6%	5	(2.7)%
Other foreign jurisdictions	1	(0.1)%	8	(0.4)%	(12)	6.5%
Effect of cross-border tax laws
Domestic taxes on foreign earnings(3)	(66)	4.4%	(60)	2.7%	(58)	31.4%
Domestic taxes on unrealized investment gains(3)	46	(3.0)%	(62)	2.8%	(45)	24.3%
Other	—	—%	(13)	0.6%	—	—%
Tax credits	30	(2.0)%	13	(0.6)%	18	(9.7)%
Change in valuation allowance	—	—%	115	(5.2)%	71	(38.4)%
Nontaxable or nondeductible items
Net unrealized gain on equity and other investments	34	(2.3)%	29	(1.3)%	128	(69.2)%
Sales of businesses	—	—%	—	—%	45	(24.3)%
Stock-based compensation	12	(0.8)%	—	—%	(15)	8.1%
Non-deductible loss on embedded derivative	(19)	1.3%	—	—%	—	—%
Other permanent differences	1	(0.1)%	(3)	0.1%	(1)	0.5%
Other adjustments	—	—%	(4)	0.2%	(1)	0.5%
Provision for income taxes	(278)	18.4%	(209)	9.4%	(53)	28.6%

(1) This represents the Canadian federal statutory income tax rate, which is 15% after a 13% general tax reduction and 10% federal abatement are applied to the 38% basic rate.
(2) Provincial taxes in Ontario made up the majority of the tax effect in this category.
(3) Foreign income is subject to tax in Canada.
Historical net operating losses and tax credits were utilized to offset tax liabilities which has reduced the amount of Federal and Provincial cash paid for income taxes. As of December 31, 2025, 2024 and 2023 the Company had Canadian unused non-capital tax losses and undeducted research and development expense balances of $5 million, $5 million and $343 million, respectively. In addition, as of December 31, 2025, 2024 and 2023, the Company had unused tax credits of nil, $26 million and $94 million, respectively. The below table illustrates the total cash paid for income taxes paid (net of refunds received) for the years ended December 31, 2025, 2024 and 2023:

	Years ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(in US $ millions)
Federal	1	4	3
Provincial	43	2	1
Aggregated Other Jurisdictions	16	14	10
Disaggregated Other Jurisdictions
Ireland	116	60	27
Singapore	10	5	—
U.S.	8	31	9
Total cash paid for income taxes, net	194	116	50

The significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
	(in US $ millions)
Deferred tax assets
Tax loss carryforwards	578	608
Accruals and reserves	124	107
Lease liabilities	51	57
Capital and intangible assets	39	48
Stock-based compensation expense	33	37
Research and development expenditures	11	23
Tax credits	—	15
Other deferred tax assets	1	—
Total deferred tax assets, before valuation allowance	837	895
Valuation allowance	(489)	(482)
Total deferred tax assets	348	413

Deferred tax liabilities
Equity and other investments	(255)	(294)
Outside basis difference of foreign subsidiaries	(80)	(125)
Lease assets	(23)	(25)
Intangible assets	(4)	—
Other deferred tax liabilities	(8)	(5)
Total deferred tax liabilities	(370)	(449)
Total deferred tax (liabilities) assets, net	(22)	(36)

During the year ended December 31, 2025, the Company assessed whether a valuation allowance should be established or maintained against its deferred tax assets, based on consideration of all available positive and negative evidence, using a "more-likely-than-not" standard. The factors the Company uses to assess the likelihood of realization are its recent operating results, historical losses and the cumulative losses, forecasts of future pre-tax income and tax planning strategies that could be implemented to realize the deferred tax assets.
The Company had a provision for income taxes of $278 million in the year ended December 31, 2025, as a result of earnings, offset by unrealized losses on the company's equity and other investments.
The Company had a provision for income taxes of $209 million in the year ended December 31, 2024, as a result of earnings and unrealized gains on the company's equity and other investments, net of an offset to the reversal of valuation allowance.
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
During the year ended December 31, 2023, the Company had a provision for income taxes of $53 million, primarily as a result of earnings in jurisdictions outside of North America.
We are subject to review and audit by tax authorities around the world, which may lead to adjustments to our tax liabilities. We received a proposed assessment from the Canada Revenue Agency ("CRA") in the fourth quarter related to transfer pricing for tax year 2020. We disagree with the proposed assessment and intend to defend our position.
While we believe that our tax provision is adequate, the final determination and timing of resolution of any tax audits or litigation cannot be predicted with certainty. We continue to monitor the progress of tax audits with tax authorities. Adjustments arising from tax audits or litigation will be recorded in the period in which such matters are resolved.
The gross unrecognized tax benefits related to uncertain tax positions were as follows:

	Years ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(in US $ millions)
Balance at the beginning of the year	15	10	9
Additions for tax positions of prior years	5	—	—
Additions based on tax positions related to the current year	5	5	1
Balance at the end of the year	25	15	10
In the years ended December 31, 2025, 2024, 2023, the Company accrued interest of $1 million, nil, and nil, respectively, related to uncertain tax positions.
The Company remains subject to audit by the relevant tax authorities for the years ended 2018 through 2025.
Investment tax credits, which are earned as a result of qualifying research and development expenditures, are recognized and applied to reduce income tax expense in the year in which the expenditures are made and their realization is reasonably assured.
As of December 31, 2025, the Company had U.S. federal unused non-capital tax losses of approximately $287 million, of which $253 million has no expiry and $34 million will begin to expire starting in 2031. In addition, the Company had unused non-capital tax losses in various U.S. states of approximately $348 million, of which $5 million has no expiry and $343 million will begin to expire in 2031.
As of December 31, 2024, the Company had U.S. federal unused non-capital tax losses of approximately $306 million, of which $272 million has no expiry and $34 million will begin to expire starting in 2031. In addition, the Company had unused non-capital tax losses in various U.S. states of approximately $339 million, of which $6 million has no expiry and $333 million will begin to expire in 2031.
As of December 31, 2025, the Company also has $760 million of capital losses in Canada that do not expire as well as $1.6 billion of capital losses in the U.S. that expires in 2028.
As of December 31, 2024, the Company has $761 million of capital losses in Canada that do not expire as well as $1.7 billion of capital losses in the U.S. that expires in 2028.

22.Net Income per Share
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
The following table summarizes the reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding:

	Years ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(in US $ millions, except share and share price amounts)
Numerator:
Net income	1,231	2,019	132

Denominator:
Basic weighted average number of shares outstanding	1,298,955,860	1,289,812,124	1,281,554,559
Weighted average effect of dilutive securities:
Stock options	4,192,190	3,988,316	4,586,659
Restricted share units	1,798,098	1,307,610	2,974,367
Convertible senior notes	—	6,388,480	6,388,480
Deferred share units	7,107	13,450	7,320
Diluted weighted average number of shares	1,304,953,255	1,301,509,980	1,295,511,385

Net income per share:
Basic	$0.95	$1.57	$0.10
Diluted	$0.94	$1.55	$0.10

Common stock equivalents excluded from net income per diluted share because they are anti-dilutive:
Stock options	61,010	858,528	150,558
Restricted share units	254,300	459,136	1,058,628
Deferred share units	392	125	—
	315,702	1,317,789	1,209,186

23.Segment and Geographical Information
The Company's CODM is its Chief Executive Officer. The CODM has determined that the Company operates in one single operating and reportable segment and manages segment performance and resource allocation based upon consolidated net income (loss). The CODM uses consolidated net income (loss) in deciding whether to reinvest profits into opportunities for the business, invest in business combinations or equity investments or return a portion of such profits to shareholders. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. Significant expenses reviewed by the CODM include those that are presented in the consolidated statements of operations and comprehensive income.
The following table presents total external revenues by geographic location, based on the location of the Company’s merchants:

	Years ended
	December 31, 2025		December 31, 2024		December 31, 2023
	(in US $ millions, except percentages)
North America
United States	7,331	63%	5,708	64%	4,649	66%
Canada	567	5%	483	6%	388	5%
EMEA	2,426	21%	1,707	19%	1,255	18%
APAC	1,128	10%	885	10%	699	10%
Latin America	104	1%	97	1%	69	1%
Total Revenue	11,556	100%	8,880	100%	7,060	100%
24.Reduction in Workforce
In May 2023, the Company reduced headcount by approximately 23% of employees across the Company ("2023 Reduction in Workforce"). The Company incurred and paid $148 million in total severance related costs in the year ended December 31, 2023.
The 2023 Reduction in Workforce costs recorded for severance related costs in the year ended December 31, 2023 were as follows in US $ millions:

Amount
Sales and marketing	28
Research and development	102
General and administrative	18
148

Index to Exhibits

			Incorporated by Reference
No.	Exhibit Description	Filed or Furnished with this 10-K	Form	File No.	Exhibit	Date Filed
3.1	Restated Articles of Incorporation		6-K	001-37400	1	May 29, 2015
3.2	By-laws		6-K	001-37400	2	May 29, 2015
3.3	Certificate and Articles of Arrangement		6-K	001-37400	99.2	June 10, 2022
3.4	Certificate and Articles of Amendment		6-K	001-37400	99.1	June 28, 2022
4.1	Description of Securities Registered under Section 12(b) of the Securities Exchange Act, as amended		10-K	001-37400	4.1	February 11, 2025
4.2	Specimen Class A Subordinate Voting Share Certificate		F-1/A	333-203401	4.1	May 6, 2015
4.3	Specimen Class B Multiple Voting Share Certificate		F-1/A	333-203401	4.2	May 6, 2015
4.4	Coattail Agreement, dated May 27, 2015, in connection with the Company's Class B restricted voting shares		6-K	001-37400	2	June 1, 2015
4.5	Third Amended and Restated Investors' Rights Agreement dated May 27, 2015		6-K	001-37400	1	June 1, 2015
4.6	Founder Agreement, dated June 9, 2022, in connection with the Founder Share		6-K	001-37400	99.3	June 10, 2022
10.1†	Third Amended and Restated Stock Option Plan dated June 4, 2024		6-K	001-37400	99.1	June 5, 2024
10.2†	Third Amended and Restated Long Term Incentive Plan dated June 4, 2024		6-K	001-37400	99.2	June 5, 2024
10.3†	Form of Director and Officer Indemnity Agreement		10-K	001-37400	10.4	February 11, 2025
10.4†	Employment Agreement, dated October 15, 2010, between Tobias Lütke and the Company		F-1	001-37400	10.2	April 14, 2015
10.5†	Employment Agreement, dated February 24, 2020, between Harley Finkelstein and the Company		10-K	001-37400	10.6	February 11, 2025
10.6†	Employment Agreement Amending Agreement, dated October 17, 2023, between Harley Finkelstein and the Company		10-K	001-37400	10.7	February 11, 2025
10.7†	Employment Agreement, dated March 23, 2022, between Jessica Hertz and the Company		10-K	001-37400	10.8	February 11, 2025
10.8†	Employment Agreement, dated September 15, 2022, between Jeff Hoffmeister and the Company		10-K	001-37400	10.9	February 11, 2025
10.9†	Employment Agreement, dated May 1, 2025, between Jean Niehaus and the Company	X
19.1	Insider Trading Policy		10-K	001-37400	19.1	February 11, 2025
21.1	List of Subsidiaries	X
23.1	Consent of PricewaterhouseCoopers LLP	X
24	Power of Attorney (see signature page)	X
31.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1†	Clawback Policy		40-F	001-37400	97	February 13, 2024

101	The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Shareholders' Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags	X
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL	X
*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
†	Indicates a management contract or compensatory plan
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
February 11, 2026
Shopify Inc.

/S/ Jeff Hoffmeister
Jeff Hoffmeister
Chief Financial Officer
(principal financial officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each officer or director of Shopify Inc. whose signature appears below constitutes and appoints Tobias Lütke, Jeff Hoffmeister, Jean Niehaus and Michael L. Johnson, and each of them, with full power to act without the other, his or her true and lawful attorneys-in-fact and agents, with full and several power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they or he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or his or her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ Tobias Lütke	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	February 11, 2026
Tobias Lütke

/S/ Jeff Hoffmeister	Chief Financial Officer (principal financial officer)	February 11, 2026
Jeff Hoffmeister

/S/ Darryl Arvai	Vice President, Corporate Controller (principal accounting officer)	February 11, 2026
Darryl Arvai

/S/ Joe Natale	Director	February 11, 2026
Joe Natale

/S/ Gail Goodman	Director	February 11, 2026
Gail Goodman

/S/ David Heinemeier Hansson	Director	February 11, 2026
David Heinemeier Hansson

/S/ Jeremy Levine	Director	February 11, 2026
Jeremy Levine

/S/ Prashanth Mahendra-Rajah	Director	February 11, 2026
Prashanth Mahendra-Rajah

/S/ Lulu Cheng Meservey	Director	February 11, 2026
Lulu Cheng Meservey

/S/ Kevin Scott	Director	February 11, 2026
Kevin Scott

/S/ Toby Shannan	Director	February 11, 2026
Toby Shannan

/S/ Fidji Simo	Director	February 11, 2026
Fidji Simo