Form 10-K/A
period 2025-12-31
SHOPIFY INC.
filed 2026-04-29
CIK 1594805

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
Shopify Inc. filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the "Original Filing") with the SEC on February 11, 2026. In reliance upon and as permitted by General Instruction G(3) to Form 10-K, Shopify Inc. is filing this Amendment No. 1 on Form 10-K/A in order to include in the Original Filing the Part III information not previously included in the Original Filing. In addition, as required by Rule 12b-15 under the Exchange Act, Item 15 of Part IV of the Original Filing is hereby amended solely to include new certifications by our chief executive officer and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibit 31.1 to this Amendment No. 1 on Form 10-K/A.

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
This Amendment No. 1 on Form 10-K/A contains forward-looking statements and forward-looking information (collectively, “forward-looking statements”), including regarding the design and anticipated outcomes of our executive compensation program; the operation of our equity-based compensation plans; our expectations regarding retention and performance of executives; and committee composition. These statements can be identified by words such as "will", "believe", "continue", "intend" and “expect” and are based on Shopify's current projections and expectations about future events. Known and unknown risks may cause future events to differ materially from those described. Factors and risks that may cause future events to differ materially from those set out in the forward-looking statements are set out in Shopify's Annual Report on Form 10-K under the heading “Risk Factors” and other filings made with U.S. and Canadian securities regulators, available at www.sec.gov and www.sedarplus.ca. Undue reliance should not be placed on the forward-looking statements, which are based on information available as of the date of this Amendment No. 1 on Form 10-K/A and represent expectations and beliefs regarding future events. The forward-looking statements are provided to give additional information about management's expectations and beliefs and may not be appropriate for other purposes. Shopify undertakes no duty to publicly update or revise any forward-looking statements, except as may be required by law.
All references to our websites contained herein do not constitute incorporation by reference of information contained on such websites and such information should not be considered part of this document.

SHOPIFY INC.
TABLE OF CONTENTS
Page
Part III

Part IV

Item 15: Exhibits and Financial Statement Schedules	43

Part III
Item 10: Directors, Executive Officers and Corporate Governance
Directors of the Registrant
Our directors are either elected annually by the shareholders at the annual meeting of shareholders or, subject to our restated articles of incorporation and applicable law, appointed by our Board of Directors between annual meetings. Each director holds office until the close of the next annual meeting of our shareholders or until he or she ceases to be a director by operation of law, or until his or her removal or resignation becomes effective. In addition to Mr. Tobias Lütke, a director since 2004 who serves as Chair of the Board of Directors as well as CEO, the Company's current directors are as follows:
Joe Natale
Ontario, Canada
Joe Natale, age 62, has been a member of our Board of Directors since June 2025. Mr. Natale has over 30 years of experience in building and leading high-growth businesses in technology, telecommunications, and digital transformation. From 2017 until 2021, he served as President and Chief Executive Officer of Rogers Communications, a Canadian provider of wireless communications, internet, TV, and sports entertainment services. Prior to his role at Rogers, Mr. Natale served as President and CEO of TELUS, where he was instrumental in transforming the company from a regional telecom provider into a leading national wireless and enterprise brand. He began his career as a software engineer and later co-founded a business transformation and systems integration consulting firm that was acquired by KPMG. Mr. Natale held successive leadership roles at KPMG Consulting, including Managing Partner for Canada and ultimately serving as Global Managing Director in the consumer and industrial markets segment, where he advised Fortune 500 companies on customer acquisition and retention, supply chain optimization, and digital integration. He has served as a director for Rogers, TD Bank, and Home Capital, and currently sits on the boards of Sun Life (TSX, NYSE) and Uniti Group (Nasdaq), while advising Altas Partners, a private equity investment firm. Additionally, he is a board member and advisor to the Creative Destruction Lab, a global startup accelerator with locations in six countries, and serves as a trustee of SickKids Hospital in Toronto. Mr. Natale holds a degree in Electrical Engineering from the University of Waterloo. We believe Mr. Natale is qualified to serve on our Board of Directors due to his leadership, business, and operational background, his service on the boards of directors of public and private companies, and his experience leading large, publicly traded companies.
Lulu Cheng Meservey
Pennsylvania, United States
Lulu Cheng Meservey, age 39, has been a member of our Board of Directors since June 2024. Ms. Meservey is the founder and Chief Executive Officer of Rostra. Prior to founding Rostra, Ms. Meservey first served as a board member of Activision Blizzard, from April 2022 to October 2022, then served as its Executive Vice President, Corporate Affairs and Chief Communications Officer, from October 2022 to January 2024. Prior to Activision Blizzard, Ms. Meservey served as the Vice President of Communications at Substack, and co-founded the communications agency TrailRunner International, serving as its Chief Operating Officer from May 2016 to January 2021 and as its President from January 2021 to June 2021. From 2013 to 2016, Ms. Meservey worked in the office of the chairman at McLarty Associates (formerly Kissinger McLarty), and she continued to serve as an advisor from 2016 to 2021. Her prior experience includes positions with the World Bank, the MIT Lincoln Laboratory, and as a financial analyst at J.P. Morgan. Ms. Meservey holds a Bachelor of Arts in Political Science from Yale University and a Master of Arts, Law and Diplomacy, International Relations, from the Fletcher School at Tufts University. We believe Ms. Meservey is qualified to serve on our Board of Directors due to her experience as an entrepreneur and founder, her operational leadership experience, her communications expertise, and her experience at global organizations including the World Bank, MIT Lincoln Laboratory, and J.P. Morgan.
Gail Goodman
New Hampshire, United States
Gail Goodman, age 65, has been a member of our Board of Directors since November 2016. Ms. Goodman previously served as the Chief Product Officer at Pepperlane from March 2019 to March 2021. Prior to Pepperlane,

Ms. Goodman served as President and CEO of Constant Contact, a software company providing small businesses with online marketing tools to grow their businesses, for over 16 years. Over that time Ms. Goodman served as a director and chairwoman of the board and led Constant Contact through its initial public offering and for eight years as a publicly traded company, until its acquisition by Endurance International Group Holdings, Inc. (Nasdaq) in February 2016. Ms. Goodman currently serves as a director of a number of private companies and non-profits. Ms. Goodman holds a B.A. from the University of Pennsylvania and an MBA from The Tuck School of Business at Dartmouth College. We believe Ms. Goodman is qualified to serve on our Board of Directors due to her in-depth knowledge of internet marketing, her leadership and business experience, and her service on the boards of private companies and non-profits.
David Heinemeier Hansson
Oregon, United States
David Heinemeier Hansson, age 46, has been a member of our Board of Directors since November 2024. He is the Co-Owner and Chief Technology Officer of 37signals, the company behind Basecamp, HEY, and ONCE. He is also the creator of Ruby on Rails, a pioneering open-source web application framework that he continues to develop today. As a best-selling author, Mr. Heinemeier Hansson has co-written several notable books, including "REWORK," "It Doesn't Have to Be Crazy at Work," "REMOTE: Office Not Required," and "Getting Real," alongside Jason Fried. Mr. Heinemeier Hansson is also a regular contributor to Hey World and frequently shares his expertise on various podcasts. Mr. Heinemeier Hansson earned a degree in Computer Science and Business Administration from Copenhagen Business School. We believe Mr. Heinemeier Hansson is qualified to serve on our Board of Directors due to his expertise in internet entrepreneurship and software development, his technical knowledge, and his experience with product innovation and development.
Jeremy Levine
New York, United States
Jeremy Levine, age 52, has been a member of our Board of Directors since February 2011. Since January 2007, Mr. Levine has been a Partner at Bessemer Venture Partners, a venture capital firm he joined in May 2001. Mr. Levine currently serves on the Board of Directors of Stubhub Holdings, Inc. (NYSE) and previously served as a director of Pinterest, Inc. from 2011 to 2025. Mr. Levine also sits on the boards of directors of a number of privately held companies. Mr. Levine holds a B.S. degree in Computer Science from Duke University. We believe Mr. Levine is qualified to serve on our Board of Directors due to his in-depth knowledge of the Company as a long-standing member of our Board, his leadership experience, and his business experience within the venture capital and technology industries.
Prashanth Mahendra-Rajah
New York, United States
Prashanth Mahendra-Rajah, age 56, has been a member of our Board of Directors since June 2024. Mr. Mahendra-Rajah currently serves as Senior Advisor to the U.S. Secretary of Commerce. Prior to this appointment, Mr. Mahendra-Rajah served as the Chief Financial Officer of Uber from November 2023 to February 2026, where he led the company's accounting, corporate development, investor relations, strategic finance, tax, and treasury teams around the world. Prior to this, Mr. Mahendra-Rajah served as Chief Financial Officer of Analog Devices for six years, and further as Chief Financial Officer of WABCO Holdings Inc. He has also previously served as Division CFO and in other financial leadership roles at Applied Materials, Visa, and United Technologies. Mr. Mahendra-Rajah was recognized by Institutional Investor magazine as a Top CFO in 2020, 2021, 2022, and 2023 by equity research analysts. Mr. Mahendra-Rajah was a member of the Board of Directors of the Goodyear Tire & Rubber Company from 2021 to 2025. He also serves on the board of advisors and on the finance committee for the Isabella Stewart Gardner Museum in Boston and is a member of the advisory board for the School of Engineering, Department of Computer and Electrical Engineering at the University of Michigan. Mr. Mahendra-Rajah holds a B.S. in Chemical Engineering from the University of Michigan, an M.S. in Engineering from Johns Hopkins University, and an M.B.A. from the Krannert School of Management at Purdue University. We believe Mr. Mahendra-Rajah is qualified to serve on our Board of Directors due to his leadership and financial background, his experience with innovation and business development in the technology sector, and his service on the boards of directors of public and private companies.

Kevin Scott
California, United States
Kevin Scott, age 54, has been a member of our Board of Directors since July 2024. Mr. Scott is the Executive Vice President and Chief Technology Officer at Microsoft (Nasdaq), where he shapes the technical vision to achieve Microsoft's mission and fosters a dynamic environment for engineers and researchers. With a 20-year career in industry and academia, Mr. Scott has held key roles at some of the most influential companies in technology, including Senior VP of Engineering at LinkedIn, leading it through an IPO and rapid growth prior to its acquisition by Microsoft in 2017. At Google, he led mobile ads engineering and oversaw the integration of AdMob's $750 million acquisition. Mr. Scott hosts the "Behind the Tech" podcast and authored "Reprogramming the American Dream". Mr. Scott is a co-inventor on several patents and has also authored several publications on dynamic binary rewriting, cited hundreds of times in scholarly research. Mr. Scott holds an M.S. from Wake Forest University and a B.S. from Lynchburg College, with extensive Ph.D. work in computer science at the University of Virginia. We believe Mr. Scott is qualified to serve on our Board of Directors due to his business and leadership experience at major technology companies, as well as his technical knowledge and background in computer science.
Toby Shannan
Ontario, Canada
Toby Shannan, age 56, has been a member of our Board of Directors since January 2023. Mr. Shannan was formerly Chief Operating Officer ("COO") of Shopify from September 2020 to September 2022 and spent 12 years leading Shopify's global operations as well as its customer support and service strategy. Prior to joining Shopify, Mr. Shannan also held the role of Vice President, Sales and Marketing, at DNA Genotek. Mr. Shannan is a board member and trustee at the Santa Fe Institute. We believe Mr. Shannan is qualified to serve on our Board of Directors due to his in-depth knowledge of the Company, including its global operations, as well as his leadership experience.
Fidji Simo
California, United States
Fidji Simo, age 40, has been a member of our Board of Directors since December 2021. Ms. Simo is the CEO of Applications at OpenAI. Ms. Simo previously served as the Chief Executive Officer of Instacart and sat on the Board of Directors of Instacart from 2021 to 2025. Prior to Instacart, Ms. Simo held a variety of positions over 10 years with increasing responsibility at Facebook, ultimately serving as Vice President and Head of the Facebook app. Ms. Simo began her career as a strategy manager at eBay. Ms. Simo is also a co-founder of Metrodora and serves as President of the Metrodora Foundation, and is the co-founder of Women in Product, a non-profit organization. Ms. Simo holds a Master of Management from HEC Paris. We believe Ms. Simo is qualified to serve on our Board of Directors due to her leadership and business experience in the technology industry and her knowledge and experience with product development.

Executive Officers of the Registrant
Executive officers are appointed by the Board of Directors to serve, subject to the discretion of the Board of Directors. Tobias Lütke also serves as a member and the Chair of our Board of Directors.
Tobias Lütke
Ontario, Canada
Tobias Lütke, age 45, co-founded Shopify in September 2004. Mr. Lütke has served as Shopify's Chief Executive Officer ("CEO") since 2008. Previously, Mr. Lütke acted as the Company's Chief Technology Officer ("CTO") between September 2004 and April 2008. Mr. Lütke worked on the core team of the Ruby on Rails framework and has created many popular open source libraries such as Active Merchant. Mr. Lütke also serves as Chair of our Board of Directors, and sits on the Board of Directors for Coinbase Global, Inc. (Nasdaq). We believe Mr. Lütke is qualified to serve on our Board of Directors due to his technical and operational expertise, vision, and the continuity and context that he provides as our co-founder and Chief Executive Officer. Mr. Lütke's vision and passion for the Company's merchants provide our Board of Directors with invaluable experience and understanding of the Company and its merchants.
Harley Finkelstein
Quebec, Canada
Harley Finkelstein, age 42, is the President at Shopify and has been with the Company since 2010. He oversees Shopify's partnerships, brand and external affairs teams. Prior to his current role, Mr. Finkelstein served as Shopify's COO and has founded numerous startups and ecommerce companies. Mr. Finkelstein holds advisory and board roles with a number of private companies and non-profit organizations, including the National Retail Federation and the Montreal Children's Hospital Foundation. Mr. Finkelstein holds a bachelor's degree in Economics from Concordia University and a J.D./M.B.A. joint degree in Law and Business from the University of Ottawa.
Jessica Hertz
Washington D.C., United States
Jessica Hertz, age 44, is the Chief Operating Officer at Shopify and has been with the Company since 2021. Prior to her current role, Ms. Hertz served as Shopify's General Counsel, overseeing Shopify's global legal, communications, policy, talent, and trust teams. Prior to joining Shopify, Ms. Hertz served as Deputy Assistant to the President and Staff Secretary to President Joseph R. Biden Jr. She also held positions at Facebook and at the law firm of Jenner & Block LLP. Ms. Hertz holds a J.D. from the University of Chicago Law School and an A.B. from Harvard College.
Jeff Hoffmeister
New York, United States
Jeff Hoffmeister, age 56, is the CFO at Shopify and has been with the Company since 2022. He previously worked in Morgan Stanley's Technology Investment Banking group for 22 years in their New York, London, and Boston offices. His prior roles at Morgan Stanley included Head of Americas Technology Banking team and Head of Technology Investment Banking for EMEA. Mr. Hoffmeister began his professional career at PwC, serving in their auditing division. Mr. Hoffmeister currently serves on the Board of Directors of a private company. Mr. Hoffmeister holds a Bachelor of Science in Business Administration from Georgetown University and a Master of Business Administration from the University of Virginia Darden School of Business. He also holds a license as a certified public accountant (CPA).
Jean Niehaus
Colorado, United States
Jean Niehaus, age 43, has served as General Counsel at Shopify since October 2025, overseeing Shopify's global legal team. Ms. Niehaus joined Shopify in 2022 and served as Vice President, Legal prior to her appointment as General Counsel. Before joining Shopify, Ms. Niehaus held senior legal positions at Facebook, where she handled product counseling, privacy, and strategic response matters. She has also held roles at Dropbox and at the law firm of O'Melveny & Myers LLP. Ms. Niehaus holds a J.D. from Harvard Law School and a Bachelor of Arts in History and Political Science from UCLA.
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
Committees of the Board of Directors
Our Board of Directors has three standing committees: an audit committee ("Audit Committee"), a compensation and talent management committee ("Compensation and Talent Management Committee") and a nominating and corporate governance committee ("Nominating and Corporate Governance Committee"). Each committee has a charter setting forth its purpose, composition, authority and responsibility that has been adopted by our Board of Directors. We have also adopted a Board Charter for our Board of Directors. Each of these documents is available on our website at shopify.com/investors/governance-documents.
Audit Committee
Our Audit Committee is comprised of Mr. Mahendra-Rajah, Mr. Natale and Ms. Goodman and is chaired by Mr. Mahendra-Rajah. Our Board has determined that each of the Audit Committee members meet the independence requirements under applicable law and exchange rules and are "financially literate" within the meaning of NI 52-110 and able to read and understand fundamental financial statements as described under Nasdaq rules. Furthermore, our Board has determined that Mr. Mahendra-Rajah, in his capacity as Chair of the Audit Committee, qualifies as an 'audit committee financial expert' as that term is defined under SEC rules and has the requisite experience for financial sophistication under the Nasdaq rules. The Audit Committee met four times in 2025.
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
In connection with its risk management function, the Audit Committee reviews and discusses periodic reports prepared by the Head of Risk and Internal Audit on the effectiveness of the Company's risk management programs, control processes and governance procedures, together with management's response. The Company's Chief Information Security Officer provides the Audit Committee with periodic reports on the Company's cybersecurity program. Matters that are determined to represent an elevated level of risk may be escalated to the full Board for consideration, at the discretion of the Audit Committee.
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
Compensation and Talent Management Committee
Our Compensation and Talent Management Committee is comprised of the following independent directors: Ms. Goodman, Mr. Natale, and Ms. Simo, and is chaired by Ms. Goodman. The Board has determined that all Compensation and Talent Management Committee members meet the independence requirements under applicable laws and exchange rules.
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
•reviewing on an annual basis the evaluation process and compensation structure for the Company's other officers, including the benchmark compensation group and, in consultation with our CEO, reviewing the performance of the other officers in order to determine the compensation of such officers;
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
•overseeing the Company's human capital management;
•reviewing, in consultation with the CEO, management's resources and succession plans for officers and senior leaders; and
•reviewing at least annually the form and compensation for members of the Board of Directors.
Nominating and Corporate Governance Committee
Our Nominating and Corporate Governance Committee is comprised of Mr. Natale and Mr. Levine. The Board has determined that each of these directors is independent under applicable laws and exchange rules. The Nominating and Corporate Governance Committee is chaired by Mr. Natale.
The Nominating and Corporate Governance Committee's purpose is to assist our Board of Directors in:
•identifying individuals qualified to become members of our Board of Directors;
•assessing the qualifications of candidates who may be referred by management or external sources;

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
Shareholders may nominate an individual for election to the Board by way of a shareholder proposal in accordance with the provisions of the CBCA. The Company must receive such a proposal during the 60-day period between January 17, 2027 and March 18, 2027. The Company has adopted an advance notice by-law that provides that shareholders seeking to nominate candidates for election as directors must provide timely written notice to our Corporate Secretary. The Company believes that the current statutory rights provided to shareholders adequately address the rights of shareholders to nominate directors.
Code of Ethics, Governance Guidelines and Committee Charters
We have adopted a Code of Conduct applicable to all of our directors, officers, employees, consultants, and contractors including our CEO, CFO, controller or principal accounting officer, or other persons performing similar functions, which is a "code" under NI 58-101 and a "code of ethics" as defined by applicable SEC rules. The Code of Conduct sets out our fundamental values and standards of behavior that are expected from our directors, officers, employees, consultants, and contractors with respect to all aspects of our business. The objective of the Code of Conduct is to provide guidelines for maintaining our integrity, reputation and honesty with a goal of honoring others' trust in Shopify at all times. The full text of the Code of Conduct is posted on our website at shopify.com/investors/governance-documents and is filed with Canadian securities regulators.
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
Item 11: Executive Compensation
As a foreign private issuer in the United States, we are deemed to comply with this Item if we provide information required by Items 6.B and 6.E.2 of Form 20-F, with more detailed information provided if otherwise made publicly available or required to be disclosed in Canada. We have provided information required by Items 6.B and 6.E.2 of Form 20-F in this Amendment No. 1 on Form 10-K/A. As a foreign private issuer in the United States we are not required to disclose executive compensation according to the requirements of Regulation S-K that apply to U.S. domestic issuers, and we are not otherwise required to adhere to the U.S. requirements relative to certain other proxy disclosures and requirements. Our executive compensation disclosure complies with Canadian requirements, which are, in many respects, substantially similar to U.S. rules.
Compensation and Talent Management Committee Interlocks and Insider Participation
None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or Compensation and Talent Management Committee.
Compensation Discussion and Analysis
This section provides an overview of our executive compensation philosophy, objectives, policies, and practices that apply to the compensation paid to our named executive officers ("Named Executive Officers" or "NEOs"), including our Chief Executive Officer and Chief Financial Officer. In this section, we also describe the key factors considered in making executive compensation decisions in 2025 and how these decisions align with our strategy. Our Named Executive Officers for the year ended December 31, 2025, were:

Tobias Lütke	Chief Executive Officer & Head of R&D
Jeff Hoffmeister	Chief Financial Officer
Jessica Hertz	Chief Operating Officer
Jean Niehaus	General Counsel
Harley Finkelstein	President
Kasra Nejatian (1)	Former Chief Operating Officer & VP Product

1	Mr. Nejatian, the Company's former Chief Operating Officer & VP Product, departed his role on September 12, 2025.

Executive Compensation Philosophy
At Shopify, we’re building a 100-year company. To support this vision, we employ a long-term approach to executive compensation that aligns our executives’ interests with those of our shareholders. We firmly believe that this approach not only incentivizes strong, sustained performance but also promotes retention of our world-class leadership team. We believe motivating and retaining a highly talented team of executives who are innovative and dedicated to their craft in service of our merchants is a key factor of Shopify’s long-term success.
We continually evaluate our executive compensation program as the company evolves. In 2024, we introduced annual “boxcar” equity grants as the core structure of our long-term incentive program, and we continued to use this approach in 2025. These equity grants are made years in advance with a cliff vesting schedule and avoid overlapping vesting periods (which we used prior to 2024) to provide a clearer and more predictable equity distribution over time. We believe the strongest alignment between executive and shareholder interests comes from meaningful long-term equity exposure, where realized value is a function of Shopify’s performance over multiple years and our executives' consistent execution and leadership in a highly dynamic, high-performance environment. Shopify operates in a rapidly evolving industry in which business conditions and strategic priorities can change quickly. Accordingly, we do not believe it is effective to utilize pre-defined, metric-based incentive designs that condition compensation outcomes on achieving static targets over a fixed performance period. We believe these structures can misalign incentives by tying outcomes to specific metrics instead of empowering our leaders to pivot quickly as priorities change and execute against Shopify's long-term strategy and mission. Executive performance is assessed holistically in this same dynamic, high-performance environment through Shopify's world-class talent systems, described under "2025 Business Highlights" on page 14 of this Amendment No. 1 on Form 10-K/A, which are designed to continually raise performance expectations as Shopify and the industry evolve. Our "boxcar" approach, together with extended cliff vesting, reflects this philosophy by reinforcing alignment with shareholders through substantial, long term equity ownership. Executives realize value from a "boxcar" award only if they continue to meet Shopify's high performance standards and remain employed through the multi-year vesting period. For a detailed description of the "boxcar" equity grants and cliff vesting schedule, please see the information under the heading "Long-Term Incentive Compensation" in this Amendment No. 1 on Form 10-K/A.

2025 Business Highlights
2025 was another year of consistently strong growth for Shopify that, coupled with discipline and strategic decision-making, delivered improving profitable results. Key business highlights in 2025 include:

Strategy
Key elements of our strategy in 2025 included continuing to: grow our base of merchants, grow our merchants' revenue, expand our platform and introduce innovative solutions, grow and develop our ecosystem, expand our referral partner programs, and focus on building for the long term. In 2025, we continued to invest in emerging technologies, including AI-enabled features that expand merchant reach and serve as a force multiplier for their business.
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

Growth
We have executed well on our growth strategy, as demonstrated by the consistent and strong expansion of revenue for the past several years. In 2025, we grew revenue by 30% to $11.5 billion and our merchants generated $378 billion in gross merchandise volume[1], a 29% increase over the prior year. On the profitability side, we expanded our free cash flow to $2 billion for 2025, a 26% increase over 2024, and attaining 17% free cash flow margin, demonstrating our ability to deliver both growth and profitability at scale.[2]

People & Culture
Shopify is a company designed for world-class crafters and we are intentionally building a culture and environment that empowers our talented people. We value employees who are merchant-obsessed and thrive on change. In 2025, Shopify accelerated AI integration efforts, providing employees with broad access to tools that supported rapid prototyping and innovation in service of the company's merchants. Shopify has a remote-first work environment, with employees gathering in-person periodically during the year to connect and solve complex problems. Teams align through “Local Access” in certain cities, in-person team events or “Bursts” and key company moments, which in 2025, included a company-wide summit held in Toronto, Canada. These in-person moments drive connection, mission alignment and impact.
In 2025, we continued to leverage our world-class talent systems, which include:
•“~Mastery”: Shopify’s core framework for how employees are reviewed, promoted and rewarded for their impact on the Company and improvement in their craft.
•Pulse: the Company’s bi-annual, internal employee engagement survey that gathers data about employee sentiment and experience.
•GSD: An internal system that aligns the R&D roadmap to Shopify’s mission and forms the framework for how we work and build product with tight feedback loops from senior product leadership.

Innovation
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
With AI reshaping commerce, in 2025 we continued investing on two fronts: empowering merchants to operate smarter through AI tools like Sidekick, our AI-enabled commerce assistant; and building the infrastructure for agentic commerce - including Universal Commerce Protocol, Catalog, and Agentic Storefronts - to ensure Shopify is at the forefront of where commerce happens next.

1
Gross Merchandise Volume, or GMV, represents the total dollar value of orders facilitated through the Shopify platform including certain apps and channels for which a revenue-sharing arrangement is in place in the period, net of refunds, and inclusive of shipping and handling, duty, and value-added taxes.

2	Free cash flow and free cash flow margin are non-GAAP financial measures. Please refer to Annex A of this Amendment No. 1 on Form 10-K/A for more information.
For more information regarding our key business highlights for 2025, please refer to our annual consolidated financial statements for the year ended December 31, 2025, which includes Management's Report on Internal Control over Financial Reporting, and the related management's discussion and analysis, which are included with the Company's Original Filing, accessible on SEDAR+ at sedarplus.ca, on EDGAR at sec.gov and on our website at shopify.com/investors/financial-reports.

The above graph compares the total shareholder return on a $100 investment in Shopify's Class A subordinate voting shares to the same investment in the S&P 500 IT Index and the S&P/TSX Composite Index over the same period. The above graph shows how a $100 investment in Shopify on January 4, 2021, with a closing stock price of $109.24 on such date (on a pro-forma basis, after giving effect to Shopify’s share split whereby, effective June 29, 2022, each Class A subordinate voting share was split into 10 Class A subordinate shares), would have grown to $147.35 on December 31, 2025, with a closing stock price of $160.97 on such date.
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
Compensation Objectives
Our executive compensation program is designed to achieve the following objectives:
•Align the financial interests of our executive officers with those of our shareholders by providing a majority of executive compensation in the form of long-term, equity-based incentives, such that the overall value of compensation earned is largely determined by long-term stock price performance.
•Motivate our executive officers to drive long-term value and growth of our business while taking appropriate levels of risk.
•Provide market-competitive compensation opportunities to attract and retain experienced and high-performing executive officers whose knowledge, skills, and level of impact are critical to our success.
•Promote consistency and internal equity amongst our NEOs.
The equity-heavy design of our program provides strong correlation between Shopify's stock price performance shown in the graph above and the realized compensation levels our executives received during the same period. Stock price performance, however, is not the only indicator of the success of our leadership team, especially in the short term. Individual performance, along with the health of the discipline for which the executive is responsible, also factor into our compensation decisions, together with the other factors outlined below.

Compensation Governance
Our Board has adopted a written charter for the Compensation and Talent Management Committee that establishes the Compensation and Talent Management Committee's purpose and its responsibilities with respect to executive compensation. This charter provides that the Compensation and Talent Management Committee shall, among other things, assist the Board in its oversight of executive compensation, management development and succession, Board member compensation, executive compensation governance and disclosures, and human capital management. The full text of the charter can be found at shopify.com/investors/governance-documents.
Our Compensation and Talent Management Committee consists of Gail Goodman (Chair), Joe Natale and Fidji Simo, each of whom are considered by the Board to be independent. For more information on the skills and experience of our Compensation and Talent Management Committee members, please see the biographies in Item 10 of this Amendment No. 1 on Form 10-K/A.
The Compensation and Talent Management Committee holistically determines the total compensation for each NEO. An executive's impact and the related compensation package are not determined based on a formulaic approach or quantifiable weighting. The Compensation and Talent Management Committee believes executive pay decisions require consideration of a multitude of relevant factors that may vary from year to year. These factors include, but are not limited to, the performance of each executive, including the impact and criticality of each executive to Shopify’s strategy and mission; relative scope and complexity of each executive’s role; market data developed by and guidance from the committee's independent compensation consulting firm; the individual's existing equity holdings; internal pay parity considerations; and recommendations from the Company's CEO (other than with respect to his own compensation). For example, in determining Mr. Lütke’s 2025 compensation, the Compensation and Talent Management Committee considered numerous factors including Mr. Lütke’s strategic leadership of the Company, Shopify's continued growth and innovation as detailed under the heading "2025 Business Highlights" above, his performance in light of his goals for the year, and the competitiveness of his annual compensation against peers within the comparator group discussed below.
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
Executive Compensation-related Fees
For the services rendered in 2025, aggregate professional service fees paid to Compensia were $156,029. Compensia did not provide any services to Shopify other than directly to the Compensation and Talent Management Committee or as approved and overseen by the Compensation and Talent Management Committee.

Year	Consulting Firm	Executive Compensation Consulting-related Fees ($)	All Other Fees	Total Fees ($)
2025	Compensia	156,029	—	156,029
2024	Compensia	166,402	—	166,402
Comparator Group
The fiscal year 2025 compensation comparator group was developed in 2024 by Compensia and reviewed and approved by our Compensation and Talent Management Committee. Generally, the comparator group consisted of public technology companies identified as similar in industry, business focus, stage or labor competitors with comparable revenue, revenue growth, market capitalization, and employee populations to Shopify.
The comparator group that was used to inform compensation decisions in terms of level of pay and pay mix for our executives, including our NEOs, for 2025 consisted of the following companies:

Adobe Inc. Airbnb Inc. Atlassian Corporation PLC Autodesk Inc. Block Inc. CrowdStrike Holdings Inc. Doordash Inc.	Fortinet Inc. Intuit Inc. Palo Alto Networks Inc. Pinterest Inc. ServiceNow Inc. Snap Inc. Snowflake Inc.	Uber Technologies Inc. Veeva Systems Inc. Workday Inc.
The Compensation and Talent Management Committee reviews the comparator group and makes adjustments on at least an annual basis if changes in market position and company size or other company circumstances, including our own, suggest more representative comparator group companies.
In August 2025, the Compensation and Talent Management Committee revised the comparator group for 2026 to add AppLovin, Coinbase Global, Palantir Technologies, PayPal Holdings, Salesforce and Spotify Technology based on the selection criteria described above, and to exclude Pinterest, Snap and Veeva Systems due to size and value disparity.

Additions	Deletions
AppLovin Corporation Coinbase Global, Inc. Palantir Technologies Inc. PayPal Holdings, Inc. Salesforce, Inc. Spotify Technology S.A.	Pinterest Inc. Snap Inc. Veeva Systems Inc.
Flexible Compensation
Since 2022, Shopify has offered a flexible compensation program ("Flex Comp"), which provides employees with a dollar-denominated annual compensation amount ("Wallet Value") that can be allocated between cash, stock options, and RSUs at the discretion of employees, subject to a minimum cash guardrail and certain other restrictions to ensure, among other things, compliance with applicable law. Individuals are also subject to minimum equity requirements depending on their job level. We built Flex Comp to define the future of compensation at Shopify, with a focus on three key elements:

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

Flex Comp election windows open on a quarterly basis, giving employees periodic opportunities to adjust their compensation mix as their needs change. The portion of an employee's Wallet Value that is allocated to cash in a given election window starts being paid to the employee as part of their regular payroll schedule on the first day of the subsequent quarter. Similarly, the Wallet Value that is allocated towards RSUs and/or stock options in a given election window takes effect on the first day of the subsequent quarter. Employees, including our NEOs, may elect to allocate their Wallet Equity Awards (as defined below) to equity awards that vest in equal monthly installments over the course of the quarter or over an extended period not exceeding three years.

Program Design
In 2025, our executive compensation program consisted of the following elements:

Component	Form	Description
Wallet Value	Cash, Stock Options and RSUs
As described under the heading "Flexible Compensation" on page 17 of this Amendment No. 1 on Form 10-K/A, our NEOs (with the exception of Mr. Lütke), are provided with a dollar-denominated annual compensation amount, or "Wallet Value", that can be allocated between cash, stock options, and RSUs at their discretion. For these NEOs, the portion of their Wallet Value that they allocated to cash in a given year determines their base salary for that year. Our CEO, Tobias Lütke, does not participate in Flex Comp. In 2025, his base salary was maintained at C$1.
Our NEOs (with the exception of Mr. Lütke) can also elect to receive RSUs and/or stock options to the extent they allocate a portion of their Wallet Value to equity awards ("Wallet Equity Awards"). Wallet Equity Awards vest in equal monthly installments over the course of a quarter or over an extended period not exceeding three years. NEOs have agency to determine the vesting structure.

Long-Term Incentive	Stock Options and RSUs
Our NEOs generally receive an annual grant of equity awards ("Annual Equity Awards"), consisting of a combination of stock options and RSUs. Annual Equity Awards may include: (i) initial equity awards granted when an NEO first transitions to the "boxcar" model, which generally vest in equal installments over a two-year period; (ii) recurring annual "boxcar" equity awards, which are subject to extended cliff vesting periods (two to four years) and begin vesting only after any initial equity award has fully vested; and (iii) additional equity awards granted in connection with a new role appointment or expansion of duties.
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
The “boxcar” equity model avoids overlapping vesting periods and provides a clearer, more predictable long-term incentive distribution over time. For a detailed description of the "boxcar" equity model and cliff vesting schedule, please see the heading "Long-Term Incentive Compensation" in this section.

Employee Benefits & Perks	Flexible vacation, benefits and perks	Benefits include health, dental, and life and disability insurance, as well as flexible vacation, paid parental leave, and an annual flex funds allowance. The same benefits are offered to all Shopify employees with minimal regional variability depending on the program.
Base Salary
In February 2025, the Compensation and Talent Management Committee approved compensation for the NEOs. For NEOs other than Mr. Lütke (and excluding Ms. Niehaus, who was not subject to Shopify's executive compensation program at the time), 2025 compensation included a Wallet Value of US$1,000,000. Like any other Shopify employee participating in Flex Comp, our participating NEOs have the ability to allocate their Wallet Value between cash, stock options, and RSUs at their discretion, with the portion allocated to cash in 2025 determining their base salary for the year. We believe this flexible approach to compensation is a differentiating feature of our compensation program and one that helps us attract and retain high-performing executives by allowing these individuals to tailor a portion of their compensation to suit their needs. In connection with her appointment as General Counsel, Ms. Niehaus transitioned to a Wallet Value of US$1,000,000 effective January 1, 2026, consistent with the Company's other NEOs (other than Mr. Lütke).

Mr. Lütke does not participate in Flex Comp. For the sixth consecutive year, the Compensation and Talent Management Committee approved Mr. Lütke's request to receive a C$1 base salary. The remainder of his 2025 compensation was granted in the form of stock options, reflecting Mr. Lütke’s conviction in the Company’s performance over the long-term. The Board and Mr. Lütke believe this structure provides direct and total alignment between his realized pay outcomes and the interests of the Company's shareholders over the long term. For additional information on the equity awards granted to Mr. Lütke in 2025, please refer to "2025 Annual Equity Awards" on page 14 of this Amendment No. 1 on Form 10-K/A.
The table below sets forth the annual base salaries (in cash compensation) for our NEOs for fiscal year 2025.

Name	Effective Date	Base Salary ($)(1)	Base Salary (C$)
Tobias Lütke	January 1, 2025	0.7296	1
Jeff Hoffmeister	January 1, 2025	1,000,000	1,370,600
Jessica Hertz	January 1, 2025	1,000,000	1,370,600
Jean Niehaus	January 1, 2025	451,250	618,483
Harley Finkelstein	January 1, 2025	1,018,193	1,395,550

1	The amounts disclosed in respect of Mr. Hoffmeister and Ms. Hertz reflect the amounts allocated by these individuals to cash in 2025 under the Flex Comp program. The amount disclosed in respect of Mr. Finkelstein reflects the amount allocated by Mr. Finkelstein to cash in 2025 under the Flex Comp program. Mr. Finkelstein is paid the Canadian-dollar equivalent of US$1.0 million. The U.S. dollar amount reported was determined using an exchange rate of C$1.00 = US$0.7296, which was the Bank of Canada average rate on December 31, 2025, and exceeds US$1.0 million solely as a result of exchange rate conversion. The amount disclosed in respect of Mr. Lütke reflects Mr. Lütke's 2025 base salary amount converted to U.S. dollars using an exchange rate of C$1.00 = US$0.7296, which was the Bank of Canada average rate on December 31, 2025. The amount disclosed in respect of Ms. Niehaus reflects the amount allocated by Ms. Niehaus to cash in 2025 under the Flex Comp program prior to her appointment as General Counsel. In connection with her appointment as General Counsel, Ms. Niehaus transitioned to a Wallet Value of US$1,000,000 effective January 1, 2026, consistent with the Company's other NEOs (other than Mr. Lütke).
Mr. Nejatian departed his role as Chief Operating Officer & VP Product on September 12, 2025. His annualized base salary for 2025 was US$800,000 or C$1,096,480, based on the Bank of Canada average exchange rate on December 31, 2025.
We do not provide any form of short-term incentives (performance bonuses or other incentives) to our executive officers, other than as part of Flex Comp. Given the dynamic nature of our business, we believe executive compensation should support agility and long-term decision-making rather than reward performance against fixed, short-term targets. We believe that having a majority of our executive compensation tied to equity compensation better aligns our executives with our business strategy, long-term shareholder value creation and focus on sustained growth and innovation.

Long-Term Incentive Compensation
Shopify operates in a dynamic environment where long-term success requires sustained investment, disciplined decision-making, and a clear focus on building for the future. To support these priorities, we differentiate compensation levels among our executives, including our NEOs, through equity compensation and believe that executive compensation should be designed so that a considerable amount of pay is at risk and correlated directly with the creation of shareholder value. This approach encourages our executives to focus on long-term outcomes rather than short-term fluctuations, because the ultimate value they receive from their equity-based awards depends on the Company’s performance and their execution over multiple years. Additionally, by allocating most of our executives' compensation to equity-based awards, we align our executives' financial interests with those of our shareholders, allowing both groups to benefit from the Company's continued growth and its stock price.
As described under the heading "Compensation Governance" in this section, the Compensation and Talent Management Committee considers a wide array of factors when determining equity compensation levels among our executives. These factors include, but are not limited to, the performance of each executive including the impact and criticality of each executive to Shopify’s strategy and mission; relative scope and complexity of each executive’s role; market data developed by, and guidance from, the committee's independent compensation consulting firm; the individual's existing equity holdings; internal pay parity considerations; and recommendations from the Company's CEO (other than with respect to his own compensation). These decisions are made in a holistic manner, rather than using a formulaic or quantifiable approach.
In 2025, we continued to leverage the "boxcar" equity model for our NEOs' long-term equity compensation, which rewards executives for their contributions to Shopify's long-term performance. Under this model, executives may receive three types of equity awards:
First, when an executive initially transitions to the "boxcar" equity model, the NEO receives a one-time, non-recurring initial equity award that generally vests in equal installments over a two-year period. This initial award provides immediate retention value and equity exposure.
Second, at the time of an executive's initial transition to the "boxcar" equity model, the executive also receives the first annual "boxcar" equity award. Executives do not begin to receive value from their “boxcar” equity grants until a cliff vesting period has elapsed and their initial equity award is fully vested. Mr. Lütke's 2025 "boxcar" equity grant is subject to a four-year cliff vesting period followed by monthly vesting over one year, and vesting does not begin until his 2024 initial equity award has fully vested. The "boxcar" equity grants issued to Ms. Hertz and Messrs. Hoffmeister and Finkelstein in 2025 are subject to a two-year cliff vesting period and then monthly vesting over one year. These awards are intended to be annual, recurring awards, which promote retention by ensuring our executives always have a competitive number of unvested shares ahead of them. By adding these “boxcars” one at a time, we establish a clear and predictable distribution of equity grants over time, which contributes to a more consistent burn rate under our equity plans over time.
Third, executives may receive additional equity awards in connection with a promotion or expansion of their role to bring their total compensation in line with their increased responsibilities. Ms. Hertz received an additional equity award in 2025. This award was granted to Ms. Hertz in recognition of the expanded mandate she assumed in 2024, including oversight of the Company's Talent and Partner Governance teams, and was structured to increase her target annual compensation level during the transition period before her 2025 "boxcar" equity award starts to vest. Ms. Niehaus received an additional equity award in December 2025. This award was granted to Ms. Niehaus in recognition of her appointment as General Counsel on October 9, 2025 and structured to bridge her transition to Shopify’s executive compensation program beginning in 2026.
In each case, vesting is contingent on continued service in an environment that demands and expects high performance. As the stock price increases, so does the value of the shares or options underlying the awards, incentivizing our executives to contribute to Shopify’s long-term success and performance as further described below.

Year(1)
	1	2	3	4	5	6
Initial Award	vesting over 2 years
Boxcar Award 1	granted start of year 1; no vesting		vesting in year 3
Boxcar Award 2		granted start of year 2; no vesting		vesting in year 4
Boxcar Award 3			granted start of year 3; no vesting		vesting in year 5
Boxcar Award 4				granted start of year 4; no vesting		vesting in year 6

1	This chart is for illustrative purposes only and does not represent any specific grant(s) to any executive officer(s).
In combination with their Wallet Value, the “boxcar” equity granted aligns the value of each executive's total granted compensation with their target annual compensation level, as determined by the Compensation and Talent Management Committee based on the factors described above.
Shopify believes that executives need to be aligned to the long-term success of the Company, not the short-term movements of the market. Having evaluated alternative compensation structures, including conventional performance awards, we continue to believe that our approach to executive compensation drives better long-term outcomes for Shopify and its shareholders.
Executive performance is assessed in a very dynamic, high-performance environment and is evaluated using inputs from Shopify’s world-class talent systems, described under the heading "2025 Business Highlights" on page 14 of this Amendment No. 1 on Form 10-K/A, which are designed to continually raise performance expectations as Shopify and the industry in which it operates evolve. Our executives only realize the value of a "boxcar" award by continuing to perform at Shopify’s high-standards and continuing their employment over the multi-year vesting period. Executives who do not keep pace with the performance bar will be terminated. We do not utilize traditional performance-based equity compensation where vesting is contingent on achieving a specific metric or milestone within a defined performance period, as we believe this may encourage short-term and excessive focus on such metrics, which may come at the expense of other factors that ultimately drive long-term success.
The table below sets forth the equity awards granted to our NEOs for fiscal year 2025.

Name	Share-based Awards(1) ($)	Option-based Awards(2) ($)
Tobias Lütke(3)	—	35,000,026
Jeff Hoffmeister(3)	4,750,018	4,750,063
Jessica Hertz(3)	8,250,119	2,750,051
Jean Niehaus(3)	1,024,999	41,727
Harley Finkelstein(3)	3,250,066	3,250,054
Kasra Nejatian(3)	3,900,183	11,250,039

1	The value of share-based awards shown for our NEOs are the grant date fair values for RSU awards granted under the LTIP, being equal to the number of units granted multiplied by the weighted average trading price per Class A subordinate voting share on the Nasdaq for the 5 trading days immediately preceding the grant date. This compensation has not actually been received by our NEOs and the actual value received may differ.
2	The value of option-based awards shown for our NEOs are the grant date fair values for stock option awards granted under the Stock Option Plan, being equal to the number of stock options granted multiplied by the Black-Scholes value of the options at the time of grant.
3
The amounts specified above for Mr. Lütke reflect the 2025 Annual Equity Awards totaling $35,000,026. The amounts specified above for Mr. Hoffmeister above reflect the 2025 Annual Equity Awards totaling $9,500,082. The amounts specified above for Ms. Hertz reflect the 2025 Annual Equity Awards in the amount of $11,000,169. The amounts specified above for Ms. Niehaus reflect: (1) Ms. Niehaus's 2025 Annual Equity Awards in the amount of $166,883, and (2) Ms. Niehaus's 2025 Wallet Equity Awards totaling $899,843. The amounts specified above for Mr. Finkelstein reflect the 2025 Annual Equity Awards in the amount of $6,500,120. The amounts specified above for Mr. Nejatian reflect: (1) Mr. Nejatian's 2025 Annual Equity Awards in the amount of $15,000,047, and (2) Mr. Nejatian's 2025 Wallet Equity Awards totaling $150,175. In accordance with the terms of the LTIP and the Stock Option Plan, Mr. Nejatian forfeited all unvested equity as of September 12, 2025.

2025 Annual Equity Awards
In February 2025, the Compensation and Talent Management Committee granted Annual Equity Awards to our NEOs after assessing whether each of them was properly incentivized and based on its review of the factors described under "Program Design" on page 18 of this Amendment No. 1 on Form 10-K/A.
The table below sets forth the Annual Equity Awards ("boxcar" equity awards and additional equity awards) granted to our NEOs for fiscal year 2025, and their vesting schedules. This table does not contain any values from Wallet Equity Awards.

Vesting Schedule of Equity Awards Granted to NEOs in Fiscal 2025
NEO(1)	2025	2026	2027	2028	2029	2030
Tobias Lütke					Boxcar Equity Award $35,000,026
Jeff Hoffmeister			Boxcar Equity Award $9,500,082
Jessica Hertz	Additional Equity Award $3,000,093
Boxcar Equity Award $8,000,076
Jean Niehaus		← Additional Equity Award $166,883
Harley Finkelstein			Boxcar Equity Award $6,500,120
Kasra Nejatian(2)					Boxcar Equity Award $15,000,047

1	For Mr. Lütke, the 2025 annual "boxcar" equity award begins vesting February 2029.
For Messrs. Hoffmeister and Finkelstein, and Ms. Hertz the 2025 annual "boxcar" equity awards begin vesting February 2027.
For Ms. Hertz, the 2025 additional equity award begins vesting February 2025.
For Ms. Niehaus, the award shown represents her 2025 additional equity award that was awarded in December 2025.
2	Mr. Nejatian's award was granted February 2025, prior to his departure on September 12, 2025. In accordance with the terms of the LTIP and the Stock Option Plan, Mr. Nejatian forfeited all unvested equity as of September 12, 2025.

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

Total 2025 Equity Awards
The table below sets forth the value of equity awards (including Annual Equity Awards and Wallet Equity Awards) granted to our NEOs in fiscal year 2025, as compared to the actual value of those awards realized in 2025, as well as the value of outstanding unvested RSUs and stock options as of December 31, 2025. All values shown in the table relate solely to equity awards granted during fiscal year 2025.

	Share-based Awards(1) ($)			Option-based Awards(1) ($)
Name	Value at Time of Grant	Value Realized in 2025(2)	Value of Unvested Outstanding RSUs(3)	Value at Time of Grant	Value Realized in 2025(2)	Value of Vested and Unvested Outstanding Options(4)
Tobias Lütke	—	—	—	35,000,026	—	18,009,722
Jeff Hoffmeister	4,750,018	—	6,018,185	4,750,063	—	2,444,207
Jessica Hertz	8,250,119	1,065,699	9,146,141	2,750,051	—	1,415,075
Jean Niehaus	1,024,999	1,040,533	124,591	41,727	—	—
Harley Finkelstein	3,250,066	—	4,117,774	3,250,054	—	1,672,358
Kasra Nejatian(5)	3,900,183	94,875	—	11,250,039	—	—

1	The value of share-based awards shown for our NEOs are the grant date fair values for RSU awards granted under the LTIP, being equal to the number of share units granted multiplied by the weighted average trading price per Class A subordinate voting shares on the Nasdaq for the five trading days immediately preceding the grant date.
The value of option-based awards shown for our NEOs are the grant date fair values for stock option awards granted under the Stock Option Plan, being equal to the number of stock options granted multiplied by the Black-Scholes value of the options at the time of grant.
2	Values are calculated based on the market price of Shopify's Class A subordinate voting shares on the Nasdaq on the transaction date of the vesting share units multiplied by the number of share units vesting. Values displayed reflect gross values before the deduction of taxes, fees and any other applicable withholdings.
3	Values are calculated based on the closing market price of Shopify's Class A subordinate voting shares on the Nasdaq on December 31, 2025, which was US$160.97.
4	Stock options are "in-the-money" if the market price of the shares covered by the stock options is greater than the exercise price. Values are calculated based on the closing market price of Shopify's Class A subordinate voting shares on the Nasdaq on December 31, 2025, which was US$160.97. Actual value realized will be the difference between the market price and the exercise price upon exercise of the options.
5	Mr. Nejatian's awards were granted in 2025, prior to his departure on September 12, 2025. In accordance with the terms of the LTIP and the Stock Option Plan, Mr. Nejatian forfeited all unvested equity as of September 12, 2025.

Compensation Risk Oversight
As part of the review of the compensation paid to our executives, the Compensation and Talent Management Committee considers the structure and design of our compensation programs. We found that our compensation programs do not encourage excessive or inappropriate risk-taking and that no significant risks arising from our executive compensation programs are reasonably likely to have a material adverse effect on the Company.

Balance between short- and long-term performance objectives	☑	We do not offer annual short-term incentives, other than as part of Flex Comp. We provide long-term incentives to our NEOs in the form of stock options and RSUs, emphasizing long-term value creation.
Preservation of discretion	☑	The Compensation and Talent Management Committee retains discretion in determining Wallet Value and the structure and size of any long-term incentives granted to our NEOs.
External independent advice	☑	The Compensation and Talent Management Committee retains an independent compensation advisor to provide independent advice on executive compensation and related matters.
Stress testing and predictive modeling of equity program	☑	Equity plan outcomes are stress tested to ensure appropriate pay and performance alignment and retention. Predictive modeling of equity programs is reviewed on a regular basis.
Vesting of equity awards	☑
Annual Equity Awards granted in 2025 vest over an extended period. Wallet Equity Awards elected through the Flex Comp program vest monthly over the course of a quarter or over an extended period not exceeding three years. For additional information, please refer to "2025 Annual Equity Awards" on page 22 of this Amendment No. 1 on Form 10-K/A.

No hedging	☑
Directors, officers, and employees are prohibited from purchasing financial instruments designed to hedge or offset a decrease in the market value of Shopify securities, may not buy Shopify securities on margin, and are strongly discouraged from using Shopify securities as collateral for loans.

Regular monitoring of market practice / investor outreach	☑
The Compensation and Talent Management Committee reviews and considers evolving best practices in compensation governance. Shareholder feedback is provided to and discussed by the Compensation and Talent Management Committee, as applicable, including on topics such as incentive structures for talent attraction and retention. We believe that ongoing engagement builds mutual trust and will continue to monitor shareholder feedback, solicit input on our programs as appropriate.

Clawback policy	☑
Shopify maintains a clawback policy (the "Clawback Policy") providing for the recovery of incentive-based compensation erroneously awarded to any executive officer during the previous three fiscal years if Shopify is required to prepare an accounting restatement due to material non-compliance with any financial reporting requirement under securities laws. Subject to limited exceptions, the amount subject to recovery under the Clawback Policy is equal to the excess that the executive officer received over the amount that they would have otherwise been paid after taking into account the accounting restatement. The Clawback Policy applies to incentive-based compensation received on or after October 2, 2023.

2025 Summary Compensation Table
The following table shows the amount and type of compensation earned by our NEOs in 2025, 2024, and 2023, at December 31, 2025, 2024, and 2023.

Name and Principal Position	Year	Salary(1) ($)	Share- based Awards(2) ($)	Option- based Awards(3) ($)	Non-equity Incentive Plan Compensation(4) ($)		Pension Value(5) ($)	All Other Compensation(6) ($)	Total Compensation ($)
Tobias Lütke	2025	1	—	35,000,026	—	—	—	—	35,000,027
CEO & Head of R&D	2024	1	37,500,076	112,500,007	—	—	—	—	150,000,084
	2023	1	—	20,000,007	—	—	—	—	20,000,008
Jeff Hoffmeister	2025	1,000,000	4,750,018	4,750,063	—	—	—	—	10,500,081
CFO	2024	1,000,000	12,025,108	6,675,027	—	—	—	—	19,700,135
	2023	1,000,000	—	—	—	—	—	—	1,000,000
Jessica Hertz	2025	1,000,000	8,250,119	2,750,051	—	—	—	—	12,000,170
COO	2024	1,000,000	9,300,072	3,100,061	—	—	—	—	13,400,133
	2023	900,000	5,975,097	1,975,017	—	—	—	—	8,850,114
Jean Niehaus	2025	451,250	1,024,999	41,727	—	—	—	—	1,517,976
General Counsel	2024	451,600	1,044,676	—	—	—	—	—	1,496,276
	2023	450,200	718,340	—	—	—	—	—	1,168,540
Harley Finkelstein	2025	1,018,193	3,250,066	3,250,054	—	—	—	—	7,518,313
President	2024	929,563	7,285,407	4,587,539	—	—	—	—	12,802,509
	2023	969,763	4,912,050	1,625,013	—	—	—	—	7,506,826
Kasra Nejatian	2025	600,000	3,900,183	11,250,039	—	—	—	—	15,750,222
Former COO & VP Product	2024	800,000	200,239	—	—	—	—	—	1,000,239
	2023	800,000	37,700,230	37,500,013	—	—	—	—	76,000,243

1	All base salaries are paid to our NEOs in U.S. dollars, with the exception of Tobias Lütke and Harley Finkelstein, who are paid in Canadian dollars. The 2025 base salary amounts reported in the above table have been converted to U.S. dollars using an exchange rate of C$1.00 = US$0.7296, which was the Bank of Canada average rate on December 31, 2025. The 2024 base salary amounts reported in the above table have been converted to U.S. dollars using an exchange rate of C$1.00 = US$0.6950, which was the Bank of Canada average rate on December 31, 2024.The 2023 base salary amounts reported in the above table have been converted to U.S. dollars using an exchange rate of C$1.00 = US$0.7561, which was the Bank of Canada average rate on December 29, 2023. Mr. Finkelstein's reported salary in 2023 has been amended to reflect a retroactive payment of $251,468, which was made to Mr. Finkelstein in early 2024, representing a portion of his salary earned in 2023. This payment was converted to U.S. dollars using an exchange rate of C$1.00 = US$0.7561, which was the Bank of Canada average rate on December 29, 2023.
Mr. Lütke's base salary of C$1 per year was maintained in 2023, 2024, and 2025.
Mr. Nejatian departed his role on September 12, 2025. The 2025 salary in the above table reflects the compensation received by Mr. Nejatian from January 1, 2025 to September 12, 2025.
2	The value of share-based awards shown for our NEOs are the grant date fair values for RSU awards granted under the LTIP, being equal to the number of share units granted multiplied by the weighted average trading price per Class A subordinate voting shares on the Nasdaq for the five trading days immediately preceding the grant date. This compensation has not actually been received by our NEOs and the actual value received may differ.
3	The value of option-based awards shown for our NEOs are the grant date fair values for stock option awards granted under the Stock Option Plan, being equal to the number of stock options granted multiplied, as applicable, by $65.92 in 2025, $42.18 in 2024, and either $22.75 or $39.26, in 2023.

These values were used both for the purposes of compensation (grant date fair value) and accounting value and were derived using the Black-Scholes methodology. The underlying assumptions used in fair-valuing the options were as follows:
2025 Grants: Date: February 20, 2025; share price $127.05; expected dividend yield: nil; expected volatility: 64.24%; risk-free interest rate: 4.32%; expected option life: 3.91 years; fair value per stock option granted: $65.92.
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

This compensation has not actually been received by our NEOs and the actual value received, if any, may differ.
4	We do not currently offer non-equity incentive plan compensation.
5	We do not currently offer a deferred compensation plan or pension plan.

Outstanding Option-Based and Share-Based Awards
The following table indicates, for each of the NEOs, all option-based and share-based awards outstanding as of December 31, 2025.

	Option-based Awards				Share-based Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options(1) (#)	Option Exercise Price ($)	Option Expiration Date	Value of Unexercised in-the- money Options(2) ($)	Number of Shares or Units of Shares That Have Not Vested (#)	Market or Payout Value of Share- based Awards That Have Not Vested(3) ($)	Market or Payout Value of Vested Share-based Awards Not Paid Out or Distributed ($)
Tobias Lütke CEO & Head of R&D	1	46.56	March 2, 2030	114	187,033	30,106,702	—
	1	128.03	March 3, 2031	33	—	—	—
	1	69.56	February 24, 2032	91	—	—	—
	73,276	42.48	March 9, 2033	8,682,612	—	—	—
	2,667,141	80.20	February 22, 2034	215,424,979	—	—	—
	530,947	127.05	February 20, 2035	18,009,722	—	—	—
Jeff Hoffmeister CFO	193,379	40.42	December 9, 2032	23,312,303	91,433	14,717,970	—
	158,251	80.20	February 22, 2034	12,781,933	—	—	—
	72,058	127.05	February 20, 2035	2,444,207	—	—	—
Jessica Hertz COO	45,230	69.56	February 24, 2032	4,134,520	132,269	21,291,287	—
	86,832	42.48	March 9, 2033	10,288,889	—	—	—
	73,496	80.20	February 22, 2034	5,936,272	—	—	—
	41,718	127.05	February 20, 2035	1,415,075	—	—	—
Jean Niehaus General Counsel	534	161.70	December 11, 2035	—	774	124,591	—
Harley Finkelstein President	11,062	18.04	February 25, 2029	1,581,114	79,058	12,725,939	—
	139,420	46.56	March 2, 2030	15,951,042	—	—	—
	60,670	128.03	March 3, 2031	1,998,348	—	—	—
	164,450	69.56	February 24, 2032	15,032,539	—	—	—
	71,444	42.48	March 9, 2033	8,465,535	—	—	—
	108,761	80.20	February 22, 2034	8,784,626	—	—	—
	49,303	127.05	February 20, 2035	1,672,358	—	—	—
Kasra Nejatian Former COO & VP Product	261,021	138.00	September 13, 2028	2,189,142	—	—	—

1
These stock options were granted under our Stock Option Plan and each such option is exercisable for one Class A subordinate voting share. For a description of the terms of stock options granted under our Stock Option Plan, see "Incentive Plans - Stock Option Plan" below.

2	Options are "in-the-money" if the market price of the shares covered by the options is greater than the option exercise price. Stock options are granted in U.S. dollars and the values for stock options reflected in the above table are calculated based on the difference between the closing price of Shopify's Class A subordinate voting shares on the Nasdaq on December 31, 2025, which was of $160.97, and the exercise price. Actual value realized will be the difference between the market price and the exercise price upon exercise of the options.
3
RSUs were granted under our LTIP and each unit vests as one Class A subordinate voting share. For a description of the terms of RSUs granted under our LTIP, see "Incentive Plans - Long Term Incentive Plan" below. Values are calculated based on the closing price of Shopify's Class A subordinate voting shares on the Nasdaq on December 31, 2025, which was $160.97.

Incentive Plan Awards - Value Vested or Earned During the Year

The following table indicates, for each NEO, the value of the option-based and share-based awards that were vested in accordance with their terms during the year ending December 31, 2025.

Name	Option-based Awards-Value Vested During the Year(1) ($)	Share-based Awards-Value Vested During the Year(2) ($)	Non-equity Incentive Plan Compensation Value Earned During the Year ($)
Tobias Lütke	40,223,730	17,912,839	—
Jeff Hoffmeister	7,120,286	10,685,160	—
Jessica Hertz	3,801,287	12,094,944	—
Jean Niehaus	—	1,298,427	—
Harley Finkelstein	3,861,362	10,516,148	—
Kasra Nejatian(3)	3,291,017	2,847,187	—

1	Represents the value of potential gains from options that vested during 2025. Values are calculated based on the difference between the closing price of Shopify's Class A subordinate voting shares on the Nasdaq on the vesting date and the exercise price. Actual value realized will be the difference between the market price and the exercise price upon exercise of the options.
2	Represents the actual value of realized gains resulting from RSUs that vested during 2025. Gains reflect the received sale price of Shopify's Class A subordinate shares on the Nasdaq on the vesting date.
3	Mr. Nejatian, the Company's former Chief Operating Officer & VP Product, departed his role on September 12, 2025. In accordance with the terms of the LTIP and the Stock Option Plan, Mr. Nejatian forfeited all unvested equity as of September 12, 2025.

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
Tobias Lütke
On October 15, 2010, we entered into an employment agreement with Mr. Lütke setting forth the terms and conditions of his employment as our CEO, which provided for his initial base salary and initial equity award, and which includes, among other things, provisions regarding confidentiality, non-competition and non-solicitation, as well as eligibility for our benefit plans. Mr. Lütke's agreement also provides that the vesting of any unvested equity awarded to Mr. Lütke will be accelerated in the event of a change in control of the Company. In addition, in the case of termination of employment other than for cause, Mr. Lütke's employment agreement provides that he is entitled to:
•a termination payment equal to a period of 12 months of base salary, plus 1 additional month of base salary for each complete calendar year of service performed by him, up to a maximum termination payment equal to a period of 18 months; and
•continued benefits for such period of time, and all eligible bonuses dependent on the signing of a full release of all claims against Shopify.
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

•a lump sum payment equal to the cost of 6 months of COBRA health benefit continuation coverage; and
•the acceleration of any unvested Stock Options or RSUs awarded to Mr. Hoffmeister in the event of either an involuntary termination by Shopify without cause or resignation for good reason, solely as a result, and within 12 months after a change in control of the Company, dependent on the signing of a full release of all claims against Shopify.
Jessica Hertz
On March 23, 2022, we entered into a new employment agreement with Ms. Hertz setting forth the terms and conditions of her employment, which provided for her base salary and an equity award in connection with her role as General Counsel, and which includes, among other things, provisions regarding confidentiality, non-competition and non-solicitation, as well as eligibility for our benefit plans. The agreement superseded Ms. Hertz's previous employment agreement dated October 5, 2021. Ms. Hertz's agreement provides that she is entitled to:
•in the case of termination of employment by Shopify without cause or resignation for good reason, a termination payment equal to a period of 12 months, plus 1 additional week of base salary for each year of service performed, as well as a lump sum payment equal to the cost of 6 months of COBRA health benefit continuation coverage, dependent on the signing of a full release of all claims against Shopify; and
•the acceleration of any unvested Stock Options or RSUs awarded to Ms. Hertz in the event of either an involuntary termination by Shopify without cause or resignation for good reason, solely as a result, and within 12 months after a change in control of the Company, dependent on the signing of a full release of all claims against Shopify.
Jean Niehaus
On May 1, 2025, we entered into an employment agreement with Ms. Niehaus setting forth the terms and conditions of her employment as Vice President, Legal, which agreement superseded Ms. Niehaus’s prior employment agreement dated February 16, 2022. Ms. Niehaus's employment agreement includes, among other things, provisions regarding base salary, equity awards, and eligibility for our benefit plans and provisions regarding confidentiality, non-competition and non-solicitation. Ms. Niehaus did not enter into a new employment agreement in connection with her appointment as General Counsel on October 9, 2025, and her May 1, 2025 employment agreement continues to govern the terms and conditions of her employment. Ms. Niehaus's agreement provides that she is entitled to:
•a termination payment equal to 12 weeks of base salary, plus 2 additional weeks of base pay for each completed year of service performed, up to a maximum termination payment equal to 12 months of base salary dependent on the signing of a full release of all claims against Shopify. Where Shopify elects to provide severance pay in the form of working notice, severance pay will include an additional week of salary.
Harley Finkelstein
On February 24, 2020, we entered into an employment agreement with Mr. Finkelstein setting forth the terms and conditions of his employment as our President, which agreement superseded Mr. Finkelstein's prior employment agreement dated December 9, 2010. On October 17, 2023, Mr. Finkelstein's employment agreement was amended to reflect his relocation to Quebec. Mr. Finkelstein's employment agreement includes, among other things, provisions regarding base salary, equity awards, eligibility for our benefit plans, and confidentiality, non-competition and non-solicitation. Mr. Finkelstein's agreement provides that he is entitled to:
•a termination payment equal to 12 months of base salary, plus 1 additional week of base salary for each complete year of service performed, in the case of termination of employment by Shopify without cause or resignation for good reason, and dependent on the signing of a full release of all claims against Shopify; and
•the acceleration of any unvested Stock Options or RSUs awarded to Mr. Finkelstein in the event of either an involuntary termination by Shopify without cause or resignation for good reason, solely as a result, and within 12 months after a change in control of the Company, dependent on the signing of a full release of all claims against Shopify.

The table below shows the incremental payments that would have been made to our NEOs under the terms of their employment agreements upon the occurrence of certain events, had they occurred on December 31, 2025.

Name and Principal Position	Event	Severance(1) ($)	Option-based Awards(2) ($)	Share-based Awards(3) ($)	Total ($)
Tobias Lütke CEO & Head of R&D	Termination other than for cause	2	—	—	2
	Change in control(4)	2	206,213,112	30,106,702	236,319,816
Jeff Hoffmeister CFO	Termination other than for cause	1,057,692	—	—	1,057,692
	Change in control(5)	1,057,692	10,317,182	14,717,970	26,092,844
Jessica Hertz COO	Termination other than for cause	1,076,923	—	—	1,076,923
	Change in control(6)	1,076,923	5,362,978	21,291,287	27,731,188
Jean Niehaus General Counsel	Termination other than for cause	156,081	—	—	156,081
Harley Finkelstein President	Termination other than for cause	2,489,835	—	—	2,489,835
	Change in control(7)	2,489,835	8,774,803	12,725,939	23,990,577

1	Severance payments are calculated based on the portion of an NEO's Wallet Value allocated to cash at the time of termination, which amount is paid in Canadian dollars for Messrs. Lütke and Finkelstein and U.S. dollars for the remaining NEOs. The severance amounts reported in the table above have been converted to U.S. dollars using an exchange rate of CAD $1.00 = US$0.7296, which was the Bank of Canada daily average rate on December 31, 2025.
2	The value of unvested option-based awards is calculated based on the closing price of our Class A subordinate voting shares on the Nasdaq on December 31, 2025, being $160.97.
3	The value of unvested share-based awards is calculated based on the closing price of our Class A subordinate voting shares on the Nasdaq on December 31, 2025, being $160.97.
4	Mr. Lütke's employment agreement provides that the vesting of any unvested equity awarded will be accelerated in the event of a change in control transaction.
5	Mr. Hoffmeister's employment agreement provides that the vesting of any unvested Stock Options or RSUs awarded will be accelerated in the event of either his termination of employment without cause or resignation for good reason, in each case, solely as a result of, and within 12 months after, a change in control transaction.
6	Ms. Hertz's employment agreement provides that the vesting of any unvested Stock Options or RSUs awarded will be accelerated in the event of either his termination of employment without cause or resignation for good reason, in each case, solely as a result of, and within 12 months after, a change in control transaction.
7	Mr. Finkelstein's employment agreement provides that the vesting of any unvested Stock Options or RSUs awarded will be accelerated in the event of either his termination of employment without cause or resignation for good reason, in each case, solely as a result of, and within 12 months after, a change in control transaction.

Compensation of Directors
Pursuant to Shopify's Corporate Governance Guidelines, the form and amount of director compensation is reviewed at least annually by the Compensation and Talent Management Committee, with input from its independent compensation consultant, and the Committee recommends changes to the Board for approval based on such review, when changes are determined advisable. The Board retains the ultimate authority to determine the form and amount of director compensation. The Compensation and Talent Management Committee reviews the magnitude and structure of director compensation to ensure the Company offers compensation that is:
•commensurate with the efforts we expect from our existing Board members;
•aligned with our shareholders' interests;
•competitive in our industry to attract the best possible candidates to our Board; and
•aligned with the practices of the same peer group used for executive compensation benchmarking.
Following this review, the Compensation and Talent Management Committee determined, and the Board agreed, that no adjustment to director compensation was warranted for fiscal year 2025 because the existing program remained reasonable, competitive, and appropriately aligned with shareholder interests.
Mr. Lütke, the Chair of our Board and our CEO, does not receive any additional compensation for his service as a director in accordance with our policy that executive officers or employees who are also directors do not receive additional compensation for their service as directors. For more information on Mr. Lütke's compensation during fiscal year 2025, please refer to the heading "Compensation Discussion and Analysis" in this Amendment No. 1 on Form 10-K/A.
In 2024, the Board, on recommendation from the Compensation and Talent Management Committee, approved the amounts set forth below for director compensation for fiscal year 2025.

Position	2025 Fees ($)
Annual Board Member Retainer	50,000
Audit Committee Chair	30,000
Compensation and Talent Management Committee Chair	22,500
Nominating and Corporate Governance Committee Chair	15,000
Audit Committee Member	15,000
Compensation and Talent Management Committee Member	12,500
Nominating and Corporate Governance Committee Member	7,500
In addition to the 2025 cash retainer fees, each non-employee director was entitled to receive an annual equity award with an intended grant date dollar value of approximately $300,000. The Lead Independent Director also received an additional equity award valued at approximately $40,000. These equity awards are made up of RSUs issued under the LTIP, and are subject to time-based vesting at a rate of 100% on the earlier of (i) June 1 of the year immediately following the grant or (ii) the annual meeting date of the year immediately following the grant. All new directors also receive a new hire equity award with an intended grant date value of approximately $400,000. The new hire equity award is made up of RSUs issued under our LTIP and is subject to time-based vesting over three years, with 33.33% of such RSUs vesting on the first anniversary of the grant date, and the remaining RSUs vesting quarterly thereafter.
Mr. Natale, who was elected to the Board on June 17, 2025, received his new hire and annual equity awards in the third quarter of 2025.
Each member of our Board is entitled to reimbursement for reasonable travel and other expenses incurred when attending Board or committee meetings or otherwise in connection with their role as a director. Directors do not receive any payment for attending meetings.
Mr. Levine elected to relinquish his 2025 director compensation (including equity compensation), which he did in 2021, 2022, 2023, and 2024 as well. Messrs. Heinemeier Hansson, Mahendra-Rajah, Scott, and Shannan, and Ms. Meservey, elected to defer their cash compensation in 2025 by converting 100% of such compensation into DSUs.
The following table shows the compensation earned by each of our non-employee directors during 2025. Mr. Lütke, our CEO, does not appear in this table, as he does not receive any additional compensation for his services as a director.

Director Compensation Table

Director	Fee Earned(1)	Deferred Share Units(2)	Share-based Awards(3)	Option-based Awards(4)	Non-equity Incentive Plan Compensation(5)	Pension Value(6)	All Other Compensation	Total
	($)	($)	($)	($)	($)	($)	($)	($)
Joe Natale(7)	—	26,896	740,204	—	—	—	—	767,100
Gail Goodman	87,500	—	300,126	—	—	—	—	387,626
Jeremy Levine	—	—	—	—	—	—	—	—
Toby Shannan	—	50,269	300,126	—	—	—	—	350,395
Fidji Simo	65,500	—	300,126	—	—	—	—	365,626
Prashanth Mahendra-Rajah	—	78,243	300,126	—	—	—	—	378,369
Lulu Cheng Meservey	—	50,269	300,126	—	—	—	—	350,395
Kevin Scott	—	50,269	300,126	—	—	—	—	350,395
David Heinemeier Hansson	—	43,652	300,126	—	—	—	—	343,778
Robert Ashe(8)	19,821	46,366	—	—	—	—	—	66,187

1	Mr. Levine declined fees in 2025.
2	Messrs. Natale, Shannan, Mahendra-Rajah, Scott, and Heinemeier Hansson, and Ms. Meservey, elected to defer their cash compensation in 2025 by converting 100% of such compensation into DSUs.
3	Mr. Levine declined equity compensation awards in 2025. The value of share-based awards shown for the other directors is the grant date fair value for RSU awards granted under the LTIP, being equal to the number of share units granted multiplied by the weighted average trading price per Class A subordinate voting share on the Nasdaq for the five trading days immediately preceding the grant date. This compensation has not actually been received by the directors, and the actual value received will differ.
4	We do not currently offer option-based awards to our directors (Mr. Lütke receives option-based awards in his capacity as an officer of the Company).
5	We do not currently offer non-equity incentive plan compensation to our directors.
6	We do not currently offer a pension plan to our directors.
7	Mr. Natale was elected to the Board on June 17, 2025 and received his new hire and annual equity awards in the third quarter of 2025.
8	Mr. Ashe did not stand for re-election to the Board at the Company's annual meeting of shareholders in June 2025 and is no longer a member of the Board. Mr. Ashe received a cash payment in lieu of DSU grant for the period of April 1 to June 17, 2025 for service in Q2 2025.

Outstanding Option-Based and Share-Based Awards
The following table indicates, for each of the directors except for Mr. Lütke, all option-based and share-based awards outstanding as of December 31, 2025. Annual equity awards granted to our directors are subject to time-based vesting at a rate of 100% on the earlier of (i) June 1 of the year immediately following the grant or (ii) the annual meeting date of the year immediately following the grant. New hire equity awards granted to our directors are subject to time-based vesting at a rate of 33.33% on the first anniversary of the vesting start date, with the remainder vesting in equal quarterly installments over the next two years.

Director(1)	Option-Based Awards				Share-Based Awards
	Number of Securities Underlying Unexercised Options(2)	Option Exercise Price	Option Expiration Date	Value of Unexercised In-The- Money Options(3)	Number of Shares or Units of Shares That Have Not Vested	Market or Payout Value of Share- based Awards That Have Not Vested(4)	Market or Payout Value of Vested Share-based Awards Not Paid Out or Distributed(4)
	(#)	($)		($)	(#)	($)	($)
Joe Natale	—	—	—	—	169	27,204	—
	—	—	—	—	5,125	824,971	—
Gail Goodman	21,030	3.97	November 16, 2026	3,301,668	2,078	334,496	—
	12,470	9.83	November 15, 2027	1,884,666	—	—	—
	14,120	13.77	May 10, 2028	2,078,436	—	—	—
Jeremy Levine	—	—	—	—	—	—	—
Toby Shannan	—	—	—	—	1,485	239,040	—
	—	—	—	—	2,863	460,817	—
Fidji Simo	—	—	—	—	1,037	166,903	—
	—	—	—	—	2,078	334,496	—
Prashanth Mahendra-Rajah	—	—	—	—	842	135,537	—
	—	—	—	—	5,275	849,036	—
Lulu Cheng Meservey	—	—	—	—	570	91,753	—
	—	—	—	—	5,275	849,036	—
Kevin Scott	—	—	—	—	500	80,485	—
	—	—	—	—	5,457	878,454	—
David Heinemeier Hansson	—	—	—	—	340	54,730	—
	—	—	—	—	4,379	704,834	—

1	Information on option-based and share-based awards held by Mr. Lütke is reflected in the NEO Outstanding Option-Based and Share-Based Awards table.
2
Stock options were granted under our current Stock Option Plan and each such option is exercisable for one Class A subordinate voting share. For a description of the terms of stock options granted under our Stock Option Plan, see "Incentive Plans - Stock Option Plan" below.

3	Values are calculated based on the difference between closing market price of Shopify's Class A subordinate voting shares on the Nasdaq on December 31, 2025, which was of $160.97, and the exercise price.
4	Value is calculated based on the closing market price of Shopify's Class A subordinate voting shares on Nasdaq on December 31, 2025, which was $160.97.

Incentive Plan Awards - Value Vested or Earned During the Year
The following table indicates, for each of the directors, except for Mr. Lütke, who hold incentive plan awards, a summary of the value of the option-based and share-based awards that vested in accordance with their terms during the year ending December 31, 2025. Mr. Natale had no option-based or share-based awards vest during the year ended December 31, 2025.

Director(1)	Option-based Awards- Value Vested During the Year(2) ($)	Share-based Awards- Value Vested During the Year(3) ($)
Joe Natale	—	—
Gail Goodman	—	508,056
Jeremy Levine	—	—
Toby Shannan	—	907,613
Fidji Simo	—	569,589
Prashanth Mahendra-Rajah	—	909,619
Lulu Cheng Meservey	—	916,303
Kevin Scott	—	356,130
David Heinemeier Hansson	—	188,862
Robert Ashe(4)	—	1,956,011

1	Information on incentive plan awards held by Mr. Lütke is reflected in the NEO Incentive Plan Awards - Value Vested or Earned During the Year table.
2	Values are calculated based on the difference between closing market price of Shopify's Class A subordinate voting shares on the Nasdaq on the vesting date and the exercise price.
3	Values are calculated based on the number of units vested and the actual realized sale price of Shopify's Class A subordinate shares on the Nasdaq on the vesting date.
4	Mr. Ashe did not stand for re-election to the Board at the Company's annual meeting of shareholders in June 2025 and is no longer a member of the Board.

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
As at April 21, 2026, 1,220,302,290 Class A subordinate voting shares, 78,073,584 Class B restricted voting shares, one Founder Share and no preferred shares were issued and outstanding. The Class A subordinate voting shares represent 93.99% of the total issued and outstanding shares and 59.90% of the aggregate voting power attached to all of the Company's outstanding voting shares. The Class B restricted voting shares represent 6.01% of the total issued and outstanding shares and 38.32% of the aggregate voting power attached to all of the Company's outstanding voting shares. The Founder Share represents a de minimis percentage of the total issued and outstanding shares and 1.78% of the aggregate voting power attached to all of the Company's outstanding voting shares.
As at April 21, 2026, the only person or entity who, to the knowledge of the directors and executive officers of the Company, directly or indirectly beneficially owns or exercises control or direction over more than 5% of any class of shares of the Company, is the Company's CEO, Tobias Lütke. The approximate number of shares owned, controlled or directed by Mr. Lütke, together with the percentage of the class of shares so owned, controlled or directed as at April 21, 2026, is set forth in the table below.

Class of Shares	Number of Shares Owned, Controlled or Directed	Percentage of Outstanding Class Owned, Controlled or Directed	Percentage of Votes Attaching to all Outstanding Shares Owned, Controlled or Directed
Class A Subordinate Voting Shares	1,548,000(1)	0.13%	0.08%
Class B Restricted Voting Shares	77,750,132(2)	99.59%	38.16%
Founder Share(3)	1	100%	1.78%
Aggregate voting power attached to all of the Company's outstanding voting shares			40.02%

1
Consists of 1,290,000 Class A subordinate voting shares held by 7910240 Canada Inc., which Mr. Lütke is deemed to beneficially own and 258,000 Class A subordinate voting shares held by Thistledown Foundation, which Mr. Lütke is deemed to beneficially own.

2
Consists of 66,130,362 Class B restricted voting shares held by 7910240 Canada Inc., which Mr. Lütke is deemed to beneficially own, and 11,619,770 Class B restricted voting shares held directly by Mr. Lütke.

3	The Founder Share provides a variable number of votes and takes into account the number of Class B restricted voting shares held directly or indirectly by Mr. Lütke.
Security Ownership of Certain Beneficial Owners and Management
The table below sets forth the class, number and percentage of outstanding shares of the Company beneficially owned by each of our directors and executive officers, all of our directors and executive officers as a group, and each person or entity known by us to be the beneficial owner of more than 5% of our outstanding shares, as of April 21, 2026. The number of shares beneficially owned by each person is determined under applicable SEC rules. Unless otherwise indicated below, to our knowledge, based on the information furnished to us, the persons named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned as of April 21, 2026. We deemed shares of the Company that the person has the right to acquire within 60 days, including RSUs that are expected to vest and settle within 60 days of April 21, 2026, and through the exercise of stock options within 60 days of April 21, 2026, to be outstanding and to be beneficially owned by such person for the purpose of computing the percentage ownership of that person. We did not deem these shares to be outstanding, however, for the purpose of computing the percentage ownership of any other person shown in the table. Unless otherwise indicated in the table, the address of each of the individuals below is c/o Shopify Inc., 151 O'Connor Street, Ground Floor, Ottawa, Ontario, Canada, K2P 2L8.

	Shares Beneficially Owned
	Class A subordinate voting shares		Class B restricted voting shares		Founder Share
Name of Beneficial Owner	Number (#)	Percent	Number (#)	Percent	Number (#)	Percent
Directors and NEOs
Tobias Lütke(1)	2,334,822	*	77,750,132	99.59%	1	100%
Joe Natale(2)	5,340	*	—	—	—	—
Lulu Cheng Meservey(3)	10,786	*	—	—	—	—
Gail Goodman(4)	119,644	*	—	—	—	—
David Heinemeier Hansson(5)	3,726	*	—	—	—	—
Jeremy Levine(6)	720,520	*	—	—	—	—
Prashanth Mahendra-Rajah(7)	10,991	*	—	—	—	—
Kevin Scott(8)	5,458	*	—	—	—	—
Toby Shannan(9)	253,098	*	—	—	—	—
Fidji Simo(10)	17,554	*	—	—	—	—
Harley Finkelstein(11)	507,681	*	—	—	—	—
Jessica Hertz(12)	226,532	*	—	—	—	—
Jeff Hoffmeister(13)	369,165	*	—	—	—	—
Jean Niehaus(14)	9,429	*	—	—	—	—
All directors and executive officers as a group (14 persons)	3,874,224	*	77,750,132	99.59%	1	100%

1
Consists of (i) 1,290,000 Class A subordinate voting shares held by 7910240 Canada Inc., which Mr. Lütke is deemed to beneficially own, (ii) 258,000 Class A subordinate voting shares held by Thistledown Foundation, which Mr. Lütke is deemed to beneficially own, (iii) 628,933 Class A subordinate voting shares issuable upon the exercise of options held by Mr. Lütke, (iv) 111,131 Class A subordinate voting shares issuable upon the exercise of options vesting within 60 days of April 21, 2026, (v) 46,758 Class A subordinate voting shares issuable upon the settlement of RSUs vesting within 60 days of April 21, 2026, (vi) 66,130,362 Class B restricted voting shares held by 7910240 Canada Inc., which Mr. Lütke is deemed to beneficially own, and (vii) 11,619,770 Class B restricted voting shares held by Mr. Lütke. Mr. Lütke is the only person or entity known by us to be the beneficial owner of more than 5% of a class of our outstanding shares. See "Principal Shareholders" above for a detailed breakdown of his voting power.

2	Consists of (i) 2,985 Class A subordinate voting shares, and (ii) 2,355 Class A subordinate voting shares issuable upon the settlement of RSUs vesting within 60 days of April 21, 2026.
3	Consists of (i) 8,175 Class A subordinate voting shares, and (ii) 2,611 Class A subordinate voting shares issuable upon the settlement of RSUs vesting within 60 days of April 21, 2026.
4	Consists of (i) 74,746 Class A subordinate voting shares, (ii) 42,820 Class A subordinate voting shares issuable upon the exercise of options, and (iii) 2,078 Class A subordinate voting shares issuable upon the settlement of RSUs vesting within 60 days of April 21, 2026.
5	Consists of (i) 1,360 Class A subordinate voting shares, and (ii) 2,366 Class A subordinate voting shares issuable upon the settlement of RSUs vesting within 60 days of April 21, 2026.
6	Consists of 720,520 Class A subordinate voting shares.
7	Consists of (i) 8,380 Class A subordinate voting shares, and (ii) 2,611 Class A subordinate voting shares issuable upon the settlement of RSUs vesting within 60 days of April 21, 2026.
8	Consists of (i) 2,897 Class A subordinate voting shares, and (ii) 2,2561 Class A subordinate voting shares issuable upon the settlement of RSUs vesting within 60 days of April 21, 2026.
9	Consists of (i) 251,020 Class A subordinate voting shares, and (ii) 2,078 Class A subordinate voting shares issuable upon the settlement of RSUs vesting within 60 days of April 21, 2026.
10	Consists of (i) 15,476 Class A subordinate voting shares, and (ii) 2,078 Class A subordinate voting shares issuable upon the settlement of RSUs vesting within 60 days of April 21, 2026.
11	Consists of (i) 14,487 Class A subordinate voting shares, (ii) 473,598 Class A subordinate voting shares issuable upon the exercise of options, (iii) 12,842 Class A subordinate voting shares issuable upon the exercise of options vesting within 60 days of April 21, 2026, and (iv) 6,754 Class A subordinate voting shares issuable upon the settlement of RSUs vesting within 60 days of April 21, 2026.

12	Consists of (i) 19,433 Class A subordinate voting shares, (ii) 182,462 Class A subordinate voting shares issuable upon the exercise of options, (iii) 9,742 Class A subordinate voting shares issuable upon the exercise of options vesting within 60 days of April 21, 2026, and (iv) 14,895 Class A subordinate voting shares issuable upon the settlement of RSUs vesting within 60 days of April 21, 2026.
13	Consists of (i) 72,444 Class A subordinate voting shares, (ii) 272,603 Class A subordinate voting shares issuable upon the exercise of options, (iii) 15,806 Class A subordinate voting shares issuable upon the exercise of options vesting within 60 days of April 21, 2026, and (iv) 8,312 Class A subordinate voting shares issuable upon the settlement of RSUs vesting within 60 days of April 21, 2026.
14	Consists of (i) 3,540 Class A subordinate voting shares, (ii) 2,116 Class A subordinate voting shares issuable upon the exercise of options, (iii) 1,581 Class A subordinate voting shares issuable upon the exercise of options vesting within 60 days of April 21, 2026, and (iv) 2,192 Class A subordinate voting shares issuable upon the settlement of RSUs vesting within 60 days of April 21, 2026.
*	Represents less than 1% of Class A subordinate voting shares outstanding.
Securities Authorized for Issuance Under Equity Compensation Plans
Equity Compensation Plan Information
The following table summarizes compensation plans under which our equity securities are authorized for issuance as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted average exercise price of outstanding options, warrants and rights(2) ($)	Number of securities remaining available for future issuance under equity compensation plans(3) (#)
Equity Compensation Plans Approved by Shareholders(1)
Stock Option Plan(4)	10,163,647	80.31	see "Total"
LTIP(4)	3,486,886	—	see "Total"
Equity Compensation Plans Not Approved by Shareholders(1)
Deliverr Plan(5)	37,031	3.68	—
Total	13,687,564	n/a	472,683,423(6)

1	The Stock Option Plan and LTIP were approved by shareholders at the Company's 2015 annual general and special meeting. The Stock Option Plan and LTIP were further amended and restated and approved by shareholders at the Company's 2018, 2021 and 2024 annual general and special meeting. The Deliverr Plan was assumed in connection with the Company's acquisition of Deliverr on July 8, 2022. The Company's Legacy Option Plan was terminated in 2025 following the expiration or exercise of all outstanding awards thereunder, and no securities remain issuable under that plan.
2	All outstanding options have an exercise price in U.S. dollars.
3	The number of Class A subordinate voting shares available for issuance, in the aggregate, under the Stock Option Plan and the LTIP were automatically increased on January 1 of each year, beginning on January 1, 2016 and ending on January 1, 2026, in an amount equal to 5% of the aggregate amount of outstanding Class A subordinate voting shares and Class B restricted voting shares on December 31 of the preceding calendar year. After January 1, 2026, the maximum number of Class A subordinate voting shares reserved for issuance under the Stock Option Plan and the LTIP cannot be further increased under the terms of the Stock Option Plan and the LTIP, respectively.
4	Options issued under the Stock Option Plan are exercisable for Class A subordinate voting shares. Each unit granted under the LTIP represents the right to receive one Class A subordinate voting share in accordance with the terms of the plan.
5	Options issued under the Deliverr Plan are exercisable for Class A subordinate voting shares. No post-acquisition options have been or will be granted under the Deliverr Plan.
6	65,195,215 additional securities were added on January 1, 2025, for a total of 537,878,638.
As of December 31, 2025, the maximum number of securities issuable under both the Stock Option Plan and the LTIP was 472,683,423 and the Class A subordinate voting shares issuable upon vesting or exercise of such securities, as applicable, represent in the aggregate 36.3% of the total Class A subordinate shares and Class B restricted voting shares issued and outstanding as of December 31, 2025.
Equity Plans
Our Board is responsible for administering our Stock Option Plan and LTIP, and the Compensation and Talent Management Committee makes recommendations to our Board in respect of matters relating to such plans. Our Stock Option Plan and LTIP were amended and restated in June 2024 in connection with the approval of these plans by our shareholders.
Our Board is also responsible for administering options and RSUs that were issued to employees of Deliverr, Inc. ("Deliverr") under the Deliverr, Inc. 2017 Stock Option and Grant Plan (the "Deliverr Plan"). Shopify assumed the

Deliverr Plan in connection with the acquisition of Deliverr on July 8, 2022 and, following such acquisition, no additional options or RSUs have been or will be granted under the Deliverr Plan. As of April 21, 2026, no RSUs issued under the Deliverr Plan remain outstanding. A copy of the Deliverr Plan is available on SEDAR+ at sedarplus.ca and EDGAR at sec.gov.
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
Vesting	The Deliverr Substitute Options generally vest in equal monthly installments over a period of four years.
Expired / Cancelled / Forfeited Awards	None of the Class A subordinate voting shares covered by expired, cancelled or forfeited Awards will become available as Class A subordinate voting shares for the purposes of options or units that may be subsequently granted under any of the Company's other equity plans.
Option Exercise Price	The exercise price for each share of Deliverr common stock covered by a Deliverr Option was not less than 100% of the fair market value of the Deliverr common stock on the date of grant. The per share exercise price of each Deliverr Substitute Option was determined by dividing the per share exercise price of the applicable Deliverr Option by the Exchange Ratio. The fair market value of the Deliverr common stock was based on the reasonable application of a valuation method not inconsistent with Section 409A of the U.S. Internal Revenue Code of 1986, as amended.
Option Term	Each Deliverr Substitute Option has the same expiration date as its corresponding Deliverr Option. Each Deliverr Option had an exercise term commencing on the date of grant and terminating not later than 10 years from the date of grant.
Plan Adjustments	Appropriate adjustments will be made by our Board order to maintain Award holders' economic rights in respect of Deliverr Substitute Options and Deliverr Substitute RSUs in connection with a reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or similar corporate transaction. Such adjustments could include adjustments to the number and kind of securities reserved for issuance and delivery under the Deliverr Plan or adjustments to the exercise price of the Deliverr Substitute Options.
Termination
Subject to the individual award agreements, the following occurs to Deliverr Substitute Options upon a termination of service.
For cause: Forfeiture of all unvested options and, if provided in grant agreement, cancellation of all unexercised options as of date of termination.
Other than for cause (but excluding death or incapacity): Forfeiture of all unvested options, right to exercise vested options continues until three months after termination or on the expiration date of the award, whichever is earlier.
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
As of December 31, 2025, there were no RSUs outstanding under the Deliverr Plan.
As of December 31, 2025, a total of 37,031 options were outstanding under the Deliverr Plan. The Class A subordinate voting shares issuable upon exercise of such options represent, in the aggregate, a de minimis percentage of (i) the Class A subordinate voting shares issued and outstanding as of December 31, 2025, and (ii) the total Class A subordinate voting shares and Class B restricted voting shares collectively issued and outstanding as of December 31, 2025.
No additional awards were granted pursuant to the Deliverr Plan following the acquisition of Deliverr and no additional awards will be granted pursuant to the Deliverr Plan going forward.
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
Related Party Transactions
The Company has a commercial agreement with Flexport, Inc. ("Flexport"), a company in which it has an equity method investment. The Company is entitled to earn a share of revenues for orders processed or otherwise sent through services provided by Shopify, subject to certain financial conditions. In the year ended December 31, 2025, as certain financial conditions were not met, the Company recognized nil revenue related to this agreement. The Company has a separate agreement with Flexport to provide co-marketing services for the coordinated marketing of fulfillment-related products and services to current and prospective merchants. In the year ended December 31, 2025, the Company recognized $9 million of expense in the consolidated statements of operations and comprehensive income, and as of December 31, 2025, $15 million in "Other current assets" and $12 million in "Other long-term assets" in the consolidated balance sheets are related to this agreement. Previously, in December 2023, the Company made a separate investment in Flexport with the purchase of convertible notes of $260 million. In the year ended December 31, 2025, the Company recognized $35 million of interest income related to the convertible notes, representing a fair value of $326 million as at December 31, 2025.
In 2025, the Company chartered a private aircraft that is wholly owned by Mr. Lütke and operated by an independent charter company for business travel. The Company paid amounts consistent with market rates for fuel and oil costs, crew and food and beverage costs, hangar and tie-down costs, landing fees, airport taxes, and similar assessments, and other costs incurred in planning for and operating the applicable flight in connection with business travel. In 2025, the Company paid approximately $1 million for business travel on such aircraft.
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
Our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning their background, employment and affiliations, our Board has determined that Messrs. Heinemeier Hansson, Levine, Mahendra-Rajah, Natale, Scott, and Shannan and Mses. Goodman, Simo, and Meservey are "independent" as that term is defined under the listing standards of the Nasdaq and applicable securities laws. In making this determination, our Board considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our shares by each such person. Mr. Lütke is not independent due to his role as the Company's Chief Executive Officer.

Item 14: Principal Accounting Fees and Services
Auditor Service Fees
The aggregate amounts paid or accrued by the Company with respect to fees paid to PricewaterhouseCoopers LLP, the Independent Registered Public Accounting Firm of the Company, for audit (including separate audits of wholly-owned and non-wholly owned entities, financings, regulatory reporting requirements and SOX related services), audit-related, tax and other services in the years ended December 31, 2025 and 2024 were as follows (in millions):

Fees	Fiscal 2025 ($)	Fiscal 2024 ($)
Audit Fees	3.89	3.47
Audit-Related Fees	—	—
Tax Fees	0.09	0.15
All Other Fees	0.09	0.03
Total	4.07	3.65
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
The Audit Committee considered and agreed that the fees paid to the Company's independent registered public accounting firm in the years ended December 31, 2025 and 2024 are compatible with maintaining the independence of the Company's registered public accounting firm. Since the implementation of the Audit Committee pre-approval process in November 2015, all audit and non-audit services rendered by our independent registered public accounting firm have been pre-approved by the Audit Committee.

Annex A
Non-GAAP Financial Measures
Shopify's annual consolidated financial statements are prepared and presented in accordance with U.S. GAAP. Certain measures in this Amendment No. 1 on Form 10-K/A do not have any standardized meaning as prescribed by U.S. GAAP and, therefore, are considered non-GAAP measures. Non-GAAP financial measures are not recognized measures for financial statement presentation under U.S. GAAP, do not have standardized meanings and may not be comparable to similar measures presented by other public companies. Such non-GAAP financial measures should be considered as a supplement to,and not as a substitute for, or superior to, the corresponding measures calculated in accordance with U.S. GAAP. This Amendment No. 1 on Form 10-K/A contains references to non-GAAP measures as described below.
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
The following table illustrates how free cash flow is calculated in this Amendment No. 1 on Form 10-K/A (in millions):

	Years ended
	December 31, 2025	December 31, 2024
	($)	($)

Net cash provided by operating activities	2,033	1,616
less: capital expenditures(1)	(26)	(19)
Free cash flow	2,007	1,597
Revenue	11,556	8,880
Free cash flow margin	17%	18%

1	Capital expenditures is equivalent to the amount included in "purchases of property and equipment" on the Company's Consolidated Statement of Cash Flows for the reported period.

Part IV
Item 15: Exhibits and Financial Statement Schedules
Part IV (Item 15) of the Original Filing is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment No. 1 on Form 10-K/A:
b.    Exhibits:
The information required by this item is set forth in the Index to Exhibits that precedes the signature page of this Amendment No. 1 on Form 10-K/A.

Index to Exhibits	44
Reference is made to the "Index to Exhibits" below, which is hereby incorporated into this Item.

Index to Exhibits

Incorporated by Reference
No.	Exhibit Description	Filed or Furnished with this 10-K/A	Form	File No.	Exhibit	Date Filed
31.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X
*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 29, 2026
Shopify Inc.

/s/ Jeff Hoffmeister
Jeff Hoffmeister
Chief Financial Officer
(Principal Financial Officer)