Form 10-Q
period 2026-03-31
SHOPIFY INC.
filed 2026-05-05
CIK 1594805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 1,219,581,025 Class A Subordinate Voting Shares, 78,073,584 Class B Restricted Voting Shares and 1 Founder Share issued and outstanding as of May 1, 2026.

Shopify Inc.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements under the provisions of the United States ("U.S.") Private Securities Litigation Reform Act of 1995, Section 27A of the U.S. Securities Act of 1933 (as amended, the "Securities Act"), Section 21E of the U.S. Securities Exchange Act of 1934 (as amended, the "Exchange Act") and forward-looking information within the meaning of applicable Canadian securities legislation.
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
Factors that may cause actual results to differ materially from current expectations may include, but are not limited to, risks and uncertainties that are discussed in greater detail in Part I — Item 1A "Risk Factors" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K"), as well as in our condensed consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission ("SEC").
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

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements (unaudited)

Shopify Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(Expressed in US $ millions, except share amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	1,848	1,545
Marketable securities	3,895	4,233
Trade and other receivables, net	449	500
Loans and merchant cash advances, net	2,097	1,784
Other current assets	206	234
	8,495	8,296
Long-term assets
Property and equipment, net	54	53
Operating lease right-of-use assets, net	84	88
Intangible assets, net	28	30
Deferred tax assets	117	33
Other long-term assets	30	39
Long-term investments	708	975
Equity and other investments ($2,563 and $3,619, carried at fair value)	3,533	4,582
Equity method investment	581	602
Goodwill	491	491
	5,626	6,893
Total assets	14,121	15,189
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	1,034	1,075
Deferred revenue	321	300
Operating lease liabilities	16	17
	1,371	1,392
Long-term liabilities
Deferred revenue	86	98
Operating lease liabilities	163	171
Deferred tax liabilities	—	55
	249	324
Contingencies (Note 8)
Shareholders’ equity
Common stock, unlimited Class A subordinate voting shares authorized, 1,222,705,445 and 1,225,830,706, issued and outstanding; unlimited Class B restricted voting shares authorized, 78,073,584 and 78,073,594 issued and outstanding; 1 Founder share authorized, 1 and 1 issued and outstanding	9,971	10,376
Additional paid-in capital	255	236
Accumulated other comprehensive (loss) income	(4)	1
Accumulated surplus	2,279	2,860
Total shareholders’ equity	12,501	13,473
Total liabilities and shareholders’ equity	14,121	15,189
The accompanying notes are an integral part of these condensed consolidated financial statements.

Shopify Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(Expressed in US $ millions, except share and per share amounts)

	Three months ended March 31,
	2026	2025
Revenues
Subscription solutions	750	620
Merchant solutions	2,420	1,740
	3,170	2,360

Cost of revenues
Subscription solutions	148	123
Merchant solutions	1,476	1,068
	1,624	1,191

Gross profit	1,546	1,169

Operating expenses
Sales and marketing	496	405
Research and development	437	377
General and administrative	115	109
Transaction and loan losses	116	75
Total operating expenses	1,164	966
Income from operations	382	203

Other expense, net
Interest income	75	65
Net realized gain on equity and other investments	3	—
Net unrealized loss on equity and other investments	(1,064)	(1,021)
Net loss on equity method investment	(21)	(23)
Foreign exchange (loss) gain	(9)	6
Total other expense, net	(1,016)	(973)
Loss before income taxes	(634)	(770)
Recovery of income taxes	53	88
Net loss	(581)	(682)

Net loss per share attributable to shareholders:
Basic	$(0.45)	$(0.53)
Diluted	$(0.45)	$(0.53)

Weighted average shares used to compute net loss per share attributable to shareholders:
Basic	1,303,357,874	1,295,377,376
Diluted	1,303,357,874	1,295,377,376

Other comprehensive (loss) income
Unrealized gain (loss) on cash flow hedges	(7)	5
Tax effect on unrealized gain (loss) on cash flow hedges	2	(1)
Total other comprehensive (loss) income	(5)	4
Comprehensive loss	(586)	(678)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Shopify Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)
(Expressed in US $ millions, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit) Surplus	Total
	Shares	Amount
As of December 31, 2024	1,294,580,140	9,634	305	(10)	1,629	11,558
Exercise of stock options	1,190,811	87	(28)	—	—	59
Stock-based compensation	—	—	114	—	—	114
Vesting of restricted share units	1,055,597	86	(88)	—	—	(2)
Issuance of shares related to business acquisition	252,257	24	(24)	—	—	—
Net loss and comprehensive income for the period	—	—	—	4	(682)	(678)
As of March 31, 2025	1,297,078,805	9,831	279	(6)	947	11,051

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit) Surplus	Total
	Shares	Amount
As of December 31, 2025	1,303,904,301	10,376	236	1	2,860	13,473
Exercise of stock options	202,056	10	(4)	—	—	6
Stock-based compensation	—	—	132	—	—	132
Vesting of restricted share units	886,692	106	(109)	—	—	(3)
Common stock, repurchased	(4,214,019)	(521)	—	—	—	(521)
Net loss and comprehensive loss for the period	—	—	—	(5)	(581)	(586)
As of March 31, 2026	1,300,779,030	9,971	255	(4)	2,279	12,501
The accompanying notes are an integral part of these condensed consolidated financial statements.

Shopify Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(Expressed in US $ millions)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities
Net loss for the period	(581)	(682)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and depreciation	7	8
Stock-based compensation	132	114
Provision for transaction and loan losses	48	43
Deferred income tax recovery	(139)	(129)
Revenue related to non-cash consideration	(12)	(13)
Net loss on equity and other investments	1,061	1,021
Net loss on equity method investment	21	23
Unrealized foreign exchange loss (gain)	14	(12)
Changes in operating assets and liabilities	(70)	(6)
Net cash provided by operating activities	481	367
Cash flows from investing activities
Purchases of property and equipment	(5)	(4)
Purchases of marketable securities	(843)	(1,718)
Maturities of marketable securities	1,463	1,331
Purchases and originations of loans	(1,349)	(805)
Repayments and sales of loans	1,043	637
Purchases of equity and other investments	(1)	(4)
Acquisition of businesses, net of cash acquired	—	(56)
Other	2	—
Net cash provided by (used in) investing activities	310	(619)
Cash flows from financing activities
Proceeds from the exercise of stock options	6	59
Repurchases of common stock	(491)	—
Net cash (used in) provided by financing activities	(485)	59
Effect of foreign exchange on cash, cash equivalents and restricted cash	(3)	4
Net increase (decrease) in cash, cash equivalents and restricted cash	303	(189)
Cash, cash equivalents and restricted cash – beginning of period	1,545	1,498
Cash, cash equivalents and restricted cash – end of period	1,848	1,309

Supplemental cash flow information:
Cash paid for income taxes, net	93	27
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
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of its financial position, results of operations and comprehensive loss, changes in shareholders' equity and cash flows for the interim periods. These unaudited quarterly condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes included in Item 15 in the Company's 2025 Form 10-K. The consolidated balance sheet at December 31, 2025 is derived from the audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements.
The quarterly results for the three months ended March 31, 2026 are not necessarily indicative of the results expected for the full fiscal year.
3.Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies and no material updates in the Company's assessment of the recent accounting pronouncements not yet adopted during the three months ended March 31, 2026, as compared to the significant accounting policies described in the Company’s annual consolidated financial statements for the year ended December 31, 2025.
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
The Company also holds debt securities in the form of convertible notes in private companies classified as available-for-sale for which the Company has elected to apply the fair value option. The investments are carried at fair value at each balance sheet date and any movements in the fair values are classified as "Other expense, net" in the condensed consolidated statements of operations and comprehensive loss.
The following tables summarize debt securities by balance sheet classification and level within the fair value hierarchy:

	March 31, 2026
	Carrying Value
	Cash Equivalents	Marketable Securities	Long-term Investments	Equity and Other Investments	Fair Value
	(in US $ millions)
Level 1:
U.S. term deposits	—	520	—	—	531
U.S. federal bonds and agency securities	56	1,682	484	—	2,220
	56	2,202	484	—	2,751

Level 2:
Corporate bonds and commercial paper	—	1,693	224	—	1,916

Level 3:
Convertible notes in private companies	—	—	—	567	567
	56	3,895	708	567	5,234
The fair values of marketable securities above include accrued interest of $34 million, which is excluded from the carrying amounts. The accrued interest is included in "Trade and other receivables, net" in the condensed consolidated balance sheets. Additional accrued interest of $117 million recognized on the convertible notes in private companies is included in the carrying amount and fair value above.

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
The fair values above include accrued interest of $39 million, which is excluded from the carrying amounts. The accrued interest is included in "Trade and other receivables, net" in the condensed consolidated balance sheets. Additional accrued interest of $105 million recognized on the convertible notes in private companies is included in the carrying amount and fair value above.
The following table outlines estimated fair values of our debt securities by date of contractual maturity as of March 31, 2026:

Fair Value
(in US $ millions)
Due within one year	3,961
Due after one year to three years	706
4,667

Equity Securities
The Company holds equity investments in public and private companies that were obtained through a combination of direct investment and strategic partnerships.
Equity Investments with Readily Determinable Fair Values
Equity investments with readily determinable fair values are comprised of:

	March 31, 2026			December 31, 2025
	Level 1	Level 3	Total	Level 1	Level 3	Total
	(in US $ millions)
Affirm Holdings, Inc.	930	—	930	1,511	—	1,511
Global-E Online Ltd.	682	—	682	868	—	868
Klaviyo, Inc.(1)	324	36	360	529	70	599
Other	3	—	3	8	—	8
	1,939	36	1,975	2,916	70	2,986
(1) In the three months ended March 31, 2026, $11 million was transferred from Level 3 to Level 1 due to the vesting of warrants (March 31, 2025 - $14 million). The equity investments categorized as Level 3 in the fair value hierarchy represent unvested warrants that require the application of a discount for lack of marketability which was 10% at March 31, 2026 (December 31, 2025 - 11%).
Adjustments related to equity and other investments with readily determinable fair values for the three months ended March 31, 2026 and 2025 were as follows:

	Three months ended March 31,
	2026	2025
	(in US $ millions)
Balance, beginning of the period	2,986	3,183

Adjustments related to equity and other investments with readily determinable fair values:
Sale of equity and other investments	(2)	—
Net unrealized losses	(1,009)	(930)
Balance, end of the period	1,975	2,253
Equity Investments without Readily Determinable Fair Values
The carrying value of equity investments in private companies without readily determinable fair values were as follows:

	March 31, 2026	December 31, 2025
	(in US $ millions)
Total initial value	1,072	1,068
Cumulative gross unrealized gains	310	310
Cumulative gross unrealized losses and impairment	(412)	(415)
Total carrying value of equity and other investments without readily determinable fair values	970	963

Adjustments related to equity and other investments without readily determinable fair values for the three months ended March 31, 2026 and 2025 were as follows:

	Three months ended March 31,
	2026	2025
	(in US $ millions)
Balance, beginning of the period	963	717

Adjustments related to equity and other investments without readily determinable fair values:
Purchases of equity and other investments	10	4
Gross unrealized gains	2	—
Sales of equity and other investments(1)	(5)	—
Gross unrealized losses and impairments(2)	—	(12)
Balance, end of the period	970	709
(1) During the three months ended March 31, 2026, the Company held an investment in a private company, which was acquired by third parties, resulting in the deemed sale of equity and other investments. The resulting realized gain is presented as "Net realized gain on equity and other investments" in the condensed consolidated statements of operations and comprehensive loss.
(2) During the three months ended March 31, 2025, the Company applied certain valuation methods based on information available, including the market approach and option pricing models in order to quantify the level of impairment recognized. The resulting unrealized losses and impairments were presented as "Net unrealized loss on equity and other investments" in the condensed consolidated statements of operations and comprehensive loss.
As of March 31, 2026, included in the total $970 million of equity and other investments without readily determinable fair values, of which $803 million was remeasured at fair value and was classified within Level 3 of the fair value measurement hierarchy on a non-recurring basis.
Equity Method Investment
The Company holds an equity method investment in Flexport which is presented within "Equity method investment" in the condensed consolidated balance sheets and is carried at the amount of Shopify’s original investment, as adjusted each period for Shopify’s share of the investee’s income or loss and the basis difference amortization, which is the difference between the fair value of our investment in the company and the underlying equity in the net assets of the investee. Results are reported with a one-quarter delay due to the timing of financial information availability from the investee. For the three months ended March 31, 2026, our share of the loss in the investee was $21 million (March 31, 2025 - $23 million), and is presented within "Net loss on equity method investment" in the condensed consolidated statements of operations and comprehensive loss.
Derivative Instruments and Hedging
As of March 31, 2026, the Company held foreign exchange forward contracts and options for USD, CAD, GBP, EUR and Australian dollars ("AUD") with a total notional value of $745 million (December 31, 2025 - $702 million), to fund a portion of its operations. The fair value of foreign exchange forward contracts and options was based upon Level 2 inputs, which included period-end mid-market quotations for each underlying contract as calculated by the financial institution with which the Company has transacted. The quotations are based on bid/ask quotations and represent the discounted future settlement amounts based on current market rates.
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

The fair values of outstanding derivative instruments were as follows:

	March 31, 2026	December 31, 2025
	(in US $ millions)
Level 2:
Foreign exchange forward contracts and options assets (classified in other current assets)	—	4
Foreign exchange forward contract liabilities (classified in accounts payable and accrued liabilities)	6	1
Unrealized losses related to changes in the fair value of foreign exchange forward contracts and options designated as cash flow hedges were as follows:

	March 31, 2026	March 31, 2025
	(in US $ millions)
Unrealized losses	(4)	(8)
These unrealized losses were included in "Accumulated other comprehensive (loss) income", "Other current assets" and "Accounts payable and accrued liabilities" in the condensed consolidated balance sheets. These amounts are expected to be reclassified into earnings over the next twelve months.
Realized gains (losses) related to the maturity of foreign exchange forward contracts and options designated as cash flow hedges were as follows:

	Three months ended March 31,
	2026	2025
	(in US $ millions)
Realized gains (losses) in operating expenses	1	(6)
Derivative Instruments Not Designated as Hedges
The Company holds an investment option to purchase 15,743,174 of Series B common shares of Klaviyo, Inc. at an exercise price of $88.93 with an expiration date of July 28, 2030. The options are fair valued quarterly under Level 3 of the fair value hierarchy as certain unobservable inputs are used within the Black-Scholes model as well as a discount for lack of marketability. The fair value of the options as of March 31, 2026, utilizing a discount for lack of marketability of 20%, was $21 million (December 31, 2025 - 21% and $75 million) and is presented within "Equity and other investments" in the condensed consolidated balance sheets. The Company recognized an unrealized loss of $54 million for the three months ended March 31, 2026 (March 31, 2025 - unrealized loss of $86 million) and is presented as a component of "Net unrealized loss on equity and other investments".
5.Trade and Other Receivables
Trade receivables and unbilled revenues, net of allowance for credit losses, were as follows:

	March 31, 2026	December 31, 2025
	(in US $ millions)
Unbilled revenues, net	219	229
Trade receivables, net	99	98
Indirect taxes receivable	71	109
Accrued interest	34	39
Other receivables	26	25
	449	500

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
Activity in the allowance for credit losses was as follows for the three months ended:

	Three months ended March 31,
	2026	2025
	(in US $ millions)
Balance, beginning of the period	17	16
Provision for credit losses related to uncollectible receivables	6	7
Write-offs	(4)	(7)
Balance, end of the period	19	16
6.Loans and Merchant Cash Advances

	March 31, 2026	December 31, 2025
	(in US $ millions)
Loans receivable, gross(1)	1,895	1,621
Allowance for credit losses related to uncollectible loans receivable	(182)	(160)
Merchant cash advances receivable, gross	422	358
Allowance for credit losses related to uncollectible merchant cash advances receivable	(38)	(35)
Loans and merchant cash advances, net	2,097	1,784
(1) Included in the loans receivable gross balance as of March 31, 2026 is $35 million of interest receivable (December 31, 2025 - $24 million).
Certain loans and merchant cash advances are facilitated by the Company and originated by a bank partner, from whom the Company then purchases the loans and merchant cash advances obtaining all rights, title and interest or discount. In the three months ended March 31, 2026, the Company purchased $1.4 billion of loans and merchant cash advances to Shopify merchants (March 31, 2025 - $821 million).
In the three months ended March 31, 2026, the Company recognized revenue of $84 million related to interest and fees earned on the Company's loans, which do not represent revenues recognized in the scope of ASC 606, Revenue from Contracts with Customers (March 31, 2025 - $57 million).
Loans
The following table summarizes the activities of the Company’s allowance for credit losses related to uncollectible loans receivable for the three months ended March 31, 2026 and 2025:

	Three months ended
	March 31, 2026	March 31, 2025
	(in US $ millions)
Allowance, beginning of the period	160	110
Provision for credit losses related to uncollectible loans receivable	63	40
Loans receivable charged off, net of recoveries	(41)	(21)
Allowance, end of the period	182	129

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

	March 31, 2026
	Year of origination
	2026	2025	2024	Total	Percent
	(in US $ millions)
Current	1,022	708	5	1,735	91.6%
30-89 Days	—	20	2	22	1.2%
90-179 Days	—	21	4	25	1.3%
180+ Days	—	91	22	113	5.9%
Total	1,022	840	33	1,895	100.0%

	December 31, 2025
	Year of origination
	2025	2024	Total	Percent
	(in US $ millions)
Current	1,473	17	1,490	91.9%
30-89 Days	14	5	19	1.2%
90-179 Days	14	6	20	1.2%
180+ Days	63	29	92	5.7%
Total	1,564	57	1,621	100.0%
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
Merchant Cash Advances
The following table summarizes the activities of the Company's allowance for credit losses related to uncollectible merchant cash advances receivable for the three months ended March 31, 2026 and 2025:

	Three months ended
	March 31, 2026	March 31, 2025
	(in US $ millions)
Allowance, beginning of the period	35	31
Provision for credit losses related to uncollectible merchant cash advances receivable	10	6
Merchant cash advances receivable charged off, net of recoveries	(7)	(4)
Allowance, end of the period	38	33

7.Deferred Revenue

	Three months ended March 31,
	2026	2025
	(in US $ millions)
Balance, beginning of the period	398	430
Deferral of revenue(1)	138	121
Recognition of deferred revenue from beginning balance	(129)	(121)
Balance, end of the period	407	430
(1) Deferral of revenue includes only the portion of collections from merchant billings throughout the period, primarily related to subscription fees, for which the services have not yet been provided. The amounts primarily exclude subscription revenue that has both been deferred and recognized within the period presented.

	March 31, 2026	March 31, 2025
	(in US $ millions)
Current portion	321	295
Long-term portion	86	135
	407	430
The opening balances of current and long-term deferred revenue were $283 million and $147 million, respectively, as of January 1, 2025.
As of March 31, 2026, the long-term deferred revenue, excluding non-cash consideration received, will be recognized ratably over the remaining terms of the contracts with the customers, which range from two years to three years.
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
The table below summarizes the gross changes in deferred revenue associated with this non-cash consideration received for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
	(in US $ millions)
Balance, beginning of the period	141	190
Revenue recognized related to non-cash consideration	(12)	(13)
Balance, end of the period	129	177

Current portion	49	49
Long-term portion	80	128
	129	177
The Company will recognize this revenue ratably over the remaining terms of the respective strategic partnership service agreements, which range from two years to four years.

8.Contingencies
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
9.Related Parties
The Company has a commercial agreement with Flexport, a company in which it has an equity method investment. The Company is entitled to earn a share of revenues for orders processed or otherwise sent through services provided by Shopify, subject to certain financial conditions. In the three months ended March 31, 2026, as certain financial conditions were not met, the Company recognized nil revenue related to this agreement. The Company has a separate agreement with Flexport to provide co-marketing services for the coordinated marketing of fulfillment-related products and services to current and prospective merchants. In the three months ended March 31, 2026, the Company recognized $3 million of expense in the condensed consolidated statements of operations and comprehensive loss (March 31, 2025 - $2 million) and as of March 31, 2026, $16 million in "Other current assets" and $8 million in "Other long-term assets" in the condensed consolidated balance sheets are related to this agreement.
The Company also has an investment in Flexport in the form of convertible notes with a fair value of $332 million as of March 31, 2026 (December 31, 2025 - $326 million). The Company has elected to account for it using the fair value option for the investment, which is classified within "Equity and other investments" in the condensed consolidated balance sheets. In the three months ended March 31, 2026, the Company has recognized $10 million of interest income related to the convertible notes within "Interest income" (March 31, 2025 - $8 million), and an immaterial amount of unrealized losses in the condensed consolidated statements of operations and comprehensive loss.

10.Shareholders’ Equity
Stock-Based Compensation
As of March 31, 2026, there were 534,206,777 shares reserved for issuance under the Company's Third Amended and Restated Stock Option Plan ("SOP") and the Third Amended and Restated Long Term Incentive Plan ("LTIP").
The following table summarizes the stock option and Restricted Share Unit ("RSU") award activities under the Company's share-based compensation plans for the three months ended March 31, 2026:

	Shares Subject to Options Outstanding					Outstanding RSUs
	Number of Options(1)	Weighted Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value(2)	Weighted Average Grant Date Fair Value	Outstanding RSUs	Weighted Average Grant Date Fair Value
	(in US $ millions, except share and share price amounts)
December 31, 2025	10,200,678	80.03	7.22	826	—	3,486,886	110.16
Stock options granted	2,223,132	116.07	—	—	53.58	—	—
Stock options exercised	(202,056)	31.55	—	—	—	—	—
Stock options forfeited	(10,345)	107.87	—	—	—	—	—
RSUs granted	—	—	—	—	—	1,525,623	124.28
RSUs settled	—	—	—	—	—	(886,692)	122.20
RSUs forfeited	—	—	—	—	—	(67,263)	107.16
March 31, 2026	12,211,409	87.37	7.53	382	—	4,058,554	112.89

Stock options exercisable as of March 31, 2026	5,025,058	73.64	5.77	229
(1) As of March 31, 2026, 12,200,273 of the outstanding stock options were granted under the Company's SOP and are exercisable for Class A subordinate voting shares and 11,136 of the outstanding stock options were granted under the Deliverr 2017 Stock Option and Grant Plan and are exercisable for Class A subordinate voting shares.
(2) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company's Class A subordinate voting shares as of March 31, 2026 and December 31, 2025.
As of March 31, 2026, the Company had issued 5,657 deferred share units ("DSUs") under its LTIP.
In connection with the acquisition of Vantage Discovery Inc. in the first quarter of 2025, 252,257 Class A subordinate voting shares were issued with trading restrictions. The restrictions on these shares are lifted over time and are being accounted for as stock-based compensation as the vesting is contingent on continued employment and therefore related to post-combination services. As of March 31, 2026, 189,193 of the Class A subordinate voting shares remained restricted.
The following table illustrates the classification of stock-based compensation expense in the condensed consolidated statements of operations and comprehensive loss, which includes both stock-based compensation and restricted stock-compensation expense:

	Three months ended March 31,
	2026	2025
	(in US $ millions)
Cost of revenues	1	1
Sales and marketing	10	12
Research and development	93	79
General and administrative	28	22
	132	114

Share Repurchase Program
In the first quarter of 2026, the Company's Board of Directors authorized a share repurchase program of up to $2 billion of the Company’s outstanding Class A subordinate voting shares. The share repurchase program went into effect on February 17, 2026, has no fixed expiration date, and may be amended, suspended, or discontinued at any time, subject to applicable laws.
Repurchases may be made through open-market purchases on the Nasdaq, privately negotiated transactions including block trades, or other means, in each case in compliance with applicable securities laws. The timing, number, and value of any Class A subordinate voting shares repurchased will depend on a variety of factors, including price, general business and market conditions, applicable legal requirements, and alternative investment opportunities. In accordance with applicable securities laws, the maximum number of Class A subordinate voting shares repurchased will not exceed 5% of Shopify’s issued and outstanding Class A subordinate voting shares.
The following table summarizes repurchase activity under our share repurchase program for the three months ended March 31, 2026:

	Shares Repurchased(1)	Average Price per Share(2)	Value of Shares Repurchased(2)	Remaining Amount Authorized
	(in US $ millions, except share and share price amounts)
Balance, beginning of the period				$—
Authorization of share repurchases				2,000
Repurchase of shares of class A subordinate voting shares	4,214,019	$121.89	514	(514)
Balance, end of the period				$1,486
(1) These repurchased shares of Class A subordinate voting shares were recognized within "Common stock".
(2) Excludes immaterial broker commissions and excise tax accruals.
11.Changes in Accumulated Other Comprehensive (Loss) Income
The following table summarizes the changes in accumulated other comprehensive (loss) income, which is reported as a component of shareholders’ equity:

	Three months ended March 31,
	2026	2025
	(in US $ millions)
Balance, beginning of the period	1	(10)

Other comprehensive loss before reclassifications	(6)	(1)
Gain on cash flow hedges reclassified from accumulated other comprehensive loss to earnings:
Sales and marketing	—	1
Research and development	(1)	4
General and administrative	—	1
Tax effect on unrealized (loss) on cash flow hedges	2	(1)
Other comprehensive (loss) income, net of tax	(5)	4
Balance, end of the period	(4)	(6)
12.Income Taxes
The Company's provision for income taxes is determined by applying the estimated annual effective tax rate to income or loss from recurring operations and adjusting for the effects of any discrete income tax items specific to the period.

The Company updates its estimate of the annual effective tax rate each quarter and makes cumulative adjustments if its estimated annual tax rate is expected to change. The Company’s effective tax rate may be subject to fluctuation during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of forecasted pre-tax earnings in the various jurisdictions in which the Company operates, any valuation allowance against deferred tax assets, the recognition and derecognition of tax benefits related to uncertain tax positions and changes in or the interpretation of tax laws in jurisdictions where the Company conducts business.
The Company recognized a recovery of income taxes of $53 million and $88 million in the three months ended March 31, 2026 and 2025, respectively, as a result of net unrealized loss on equity and other investments, partially offset by provision for income taxes related to income from operations.
We continue to be subject to review and audit by tax authorities around the world, which may lead to adjustments to our tax liabilities. In 2025, we received a proposed assessment from the Canada Revenue Agency ("CRA") related to our transfer pricing for tax year 2020. We disagree with the proposed assessment and intend to defend our position.
While we believe that our tax position is appropriate, the final determination and timing of resolution of the above matter, and any other tax audits or litigation cannot be predicted with certainty. We continue to monitor the progress of tax audits with tax authorities. Adjustments arising from tax audits or litigation will be recorded in the period in which such matters are resolved.

13.Net Loss per Share
The Company applies the two-class method to calculate its basic and diluted net loss per share as Class A subordinate voting shares and Class B restricted voting shares are participating securities with equal participation rights and are entitled to receive dividends on a share for share basis. The Company uses the treasury stock method for calculating the effect of dilutive potential common stock from employee stock options and employee RSUs.
The following table summarizes the reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding:

	Three months ended March 31,
	2026	2025
	(in US $ millions, except share and per share amounts)
Numerator:
Net loss	(581)	(682)

Denominator:
Basic weighted average number of shares outstanding	1,303,357,874	1,295,377,376
Weighted average effect of dilutive securities:
Stock options	—	—
Restricted share units	—	—
Deferred share units	—	—
Diluted weighted average number of shares	1,303,357,874	1,295,377,376

Net loss per share:
Basic	$(0.45)	$(0.53)
Diluted	$(0.45)	$(0.53)

Common stock equivalents excluded from net loss per diluted share because they are anti-dilutive:
Stock options	12,211,409	14,767,620
Restricted share units	4,058,554	5,300,232
Convertible senior notes(1)	—	6,388,480
Deferred share units	5,657	15,488
	16,275,620	26,471,820
(1) In the third quarter of 2020, the Company issued $920 million aggregate principal amount of 0.125% convertible senior notes. The convertible senior notes were settled in the fourth quarter of 2025 with no further dilutive effect on securities thereafter.

14.Segment and Geographical Information
The Company's chief operating decision maker ("CODM") is its Chief Executive Officer. The CODM has determined that the Company operates in one single operating and reportable segment and manages segment performance and resource allocation based upon consolidated net income (loss). The CODM uses consolidated net income (loss) in deciding whether to reinvest profits into opportunities for the business, invest in business combinations or equity investments or return a portion of such profits to shareholders. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets. Significant expenses reviewed by the CODM include those that are presented in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The following table presents total external revenues by geographic location, based on the location of the Company’s merchants:

	Three months ended March 31,
	2026		2025
	(in US $ millions, except percentages)
North America
United States	2,001	63%	1,499	64%
Canada	147	5%	119	5%
Europe	653	21%	461	20%
APAC	312	10%	240	10%
Rest of World	57	1%	41	1%
Total Revenue	3,170	100%	2,360	100%

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
In this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), "we", "us", "our", "Shopify" and "the Company" refer to Shopify Inc. and its consolidated subsidiaries, unless the context requires otherwise. In this MD&A, we present Shopify's results of operations and cash flows for the three months ended March 31, 2026 and 2025, and our financial position as of March 31, 2026. You should read this MD&A in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes thereto in Part I - Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in the Company's 2025 Form 10-K.
Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). All amounts are in U.S. dollars ("USD") except where otherwise indicated.
Our MD&A is intended to enable readers to gain an understanding of Shopify's results of operations, cash flows and financial position. To do so, we provide information and analysis comparing our results of operations, cash flows and financial position for the most recently completed period with the same period from the preceding fiscal year. We also provide analysis and commentary that we believe will help investors assess our future prospects. In addition, we provide "forward-looking statements" that are not historical facts, but that are based on our current estimates, beliefs and assumptions and which are subject to known and unknown important risks, uncertainties, assumptions and other factors that could cause actual results to differ materially from current expectations, including those discussed under Part II — Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q and in our 2025 Form 10-K. Forward-looking statements are intended to assist readers in understanding management's expectations as of the date of this Quarterly Report on Form 10-Q, including this MD&A, and may not be suitable for other purposes. See "Forward-looking Statements" in this Quarterly Report on Form 10-Q.
In this MD&A, references to our "solutions" means the combination of products and services that we offer to merchants, and references to "our merchants" as of a particular date means the total number of unique shops that are paying for a subscription to our platform.
Business Overview
We believe we can help merchants of all verticals and sizes, from aspirational entrepreneurs to companies with large-scale, direct-to-consumer or business to business ("B2B") operations, or both, realize their potential at all stages of their business life cycle. In the three months ended March 31, 2026, our platform facilitated gross merchandise volume ("GMV") of $100.7 billion, representing an increase of 35% from the three months ended March 31, 2025. A detailed description of this metric is presented below in the section entitled, "Key Performance Indicators".
During the three months ended March 31, 2026, our total revenue was $3.2 billion, an increase of 34% versus the three months ended March 31, 2025. Our business model has two revenue components: a recurring subscription component we call subscription solutions and a merchant success-based component we call merchant solutions.
In the three months ended March 31, 2026, subscription solutions revenues accounted for 24% of our total revenues (March 31, 2025 - 26%). We offer a range of plans that increase in price depending on additional features and economic considerations. Shopify Plus is offered at a starting rate that is several times that of our standard Shopify plans. Shopify Plus solves for the complexity of merchants as they grow and scale globally, offering additional functionality and support, including features like Shopify Audiences, B2B features and Launchpad, for ecommerce automation. Aldo, BarkBox, Carrier, Meta, Vuori, SKIMS and Supreme are a few of our notable merchants seeking a reliable, cost-effective and scalable commerce solution. The flexibility of our pricing plans is designed to help our merchants grow in a cost-effective manner and to provide more advanced features and support as their business needs evolve.
Revenue from subscription solutions is generated through the sale of subscriptions to our platform, including variable platform fees, as well as through the sale of subscriptions to our POS Pro offering, the sale of apps, the sale of themes and the registration of domain names. Subscription solutions revenues increased from $620 million in the three months ended March 31, 2025 to $750 million in the three months ended March 31, 2026, representing an increase of 21%. Our merchants typically enter into monthly subscription agreements. The revenue from these agreements is recognized over time on a ratable basis over the contractual term and therefore we have deferred revenue on our balance sheet. We do not consider this deferred revenue balance to be a good indicator of future revenue. Instead, we believe Monthly Recurring Revenue ("MRR") is most closely correlated with the long-term value of our merchant relationships. As of March 31, 2026, MRR totaled $212 million, representing an increase of 16% relative to MRR at March 31, 2025. A detailed description of this metric is presented below in the section entitled, "Key Performance Indicators".
We offer a variety of merchant solutions that are designed to add value to our merchants by passing on our economies of scale and augmenting our subscription solutions. During the three months ended March 31, 2026, merchant solutions revenues accounted for 76% of total revenues (March 31, 2025 - 74%). We principally generate merchant solutions revenues from payment processing fees and currency conversion fees from Shopify Payments. Shopify Payments is a fully integrated payment solution. In addition to payment processing fees and currency conversion fees from Shopify Payments, we also generate merchant solutions revenue from our lending services and financial products, referral fees from partners, the sale of shipping labels, the sale of POS hardware, advertising on the Shopify App Store and Shop Campaigns, our buyer acquisition offering. The majority of our merchant solutions revenues are directionally correlated with the level of GMV that our merchants process through our platform. Merchant solutions revenues increased from $1.7 billion in the three months ended March 31, 2025 to $2.4 billion in the three months ended March 31, 2026, representing an increase of 39%.
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
The following table shows MRR and GMV for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
	(in US $ millions)
Monthly Recurring Revenue	212	182
Gross Merchandise Volume	100,743	74,750

Monthly Recurring Revenue
MRR is the aggregate value of all subscription plans, excluding variable platform fees, in effect on the last day of the period, assuming merchants maintain their subscription the following month. Subscription plans to both our platform and our POS Pro offering are included in this calculation. When applicable, MRR relating to subscription plans billed in a merchant's local currency is converted to USD using the respective currency exchange rate as of the period end date. Prospective merchants that have joined the platform through special new merchant trial incentives, including paid trials, are included in MRR at their trial price while merchants on free trials are excluded from the calculation of MRR through the duration of the free trial. MRR allows us to average our various pricing plans and billing periods into a single, consistent number that we can track over time. We also consider the factors that contribute to MRR, specifically the number of paying merchants using our platform, the number of merchants that are on full-price plans or paid trials, the mix of subscription plan types and overall pricing of our subscription plans. In addition, we use MRR to forecast monthly, quarterly and annual subscription plan revenue, which makes up the majority of our subscription solutions revenue. We had $212 million of MRR as of March 31, 2026 compared to $182 million as of March 31, 2025.
In the three months ended March 31, 2026, the MRR growth rate for the period was lower than the same period in 2025 driven by the effects of the increase in subscription pricing for our Shopify Plus plan in the second quarter of 2024.
Gross Merchandise Volume
GMV is the total dollar value of orders facilitated through our platform including certain apps and channels for which a revenue-sharing arrangement is in place in the period, net of refunds, and inclusive of shipping and handling, duty and value-added taxes. GMV does not represent revenue earned by us. However, the volume of GMV facilitated through our platform is an indicator of the success of our merchants and the strength of our platform. Our merchant solutions revenues are also directionally correlated with the level of GMV facilitated through our platform. For the three months ended March 31, 2026 we facilitated GMV of $100.7 billion (March 31, 2025 - $74.8 billion), representing year-over-year growth of 35% on a quarterly basis (2025 vs 2024 - 23%). On a constant currency basis, in which GMV in the three months ended March 31, 2026 is converted using the comparative period's monthly average exchange rates, year-over-year growth was 30% (2025 vs 2024 - 25%).
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
Key Components of Results of Operations
See Part II — Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2025 Form 10-K for details on the key components of results of operations. There have been no material changes to our key components of results of operations during the three months ended March 31, 2026, as compared to those described in our 2025 Form 10-K.

Quarterly Results of Operations
The following table sets forth a summary of our condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
	(in US $ millions, except share and per share amounts)
Revenues
Subscription solutions	750	620
Merchant solutions	2,420	1,740
	3,170	2,360
Cost of revenues(1)(2)
Subscription solutions	148	123
Merchant solutions	1,476	1,068
	1,624	1,191
Gross profit	1,546	1,169
Operating expenses
Sales and marketing(1)	496	405
Research and development(1)(2)	437	377
General and administrative(1)	115	109
Transaction and loan losses	116	75
Total operating expenses	1,164	966
Income from operations	382	203
Net loss on equity and equity method investments	(1,082)	(1,044)
Other income, net	66	71
Loss before income taxes	(634)	(770)
Recovery of income taxes	53	88
Net loss	(581)	(682)
Net loss per share attributable to shareholders:
Basic	$(0.45)	$(0.53)
Diluted	$(0.45)	$(0.53)
Weighted average shares used to compute net loss per share attributable to shareholders:
Basic	1,303,357,874	1,295,377,376
Diluted	1,303,357,874	1,295,377,376
(1) Includes stock-based compensation expense and related payroll taxes as follows:

	Three months ended March 31,
	2026	2025
	(in US $ millions)
Cost of revenues	1	1
Sales and marketing	11	13
Research and development	97	84
General and administrative	29	25
	138	123

(2) Includes amortization of acquired intangibles as follows:

	Three months ended March 31,
	2026	2025
	(in US $ millions)
Cost of revenues	2	2
Research and development	1	1
	3	3
Revenues

	Three months ended March 31,
	2026	2025	% Change
	(in US $ millions, except percentages)
Revenues
Subscription solutions	750	620	21%
Merchant solutions	2,420	1,740	39%
Total revenues	3,170	2,360	34%

Percentage of revenues
Subscription solutions	24%	26%
Merchant solutions	76%	74%
Total revenues	100%	100%
Subscription Solutions
Subscription solutions revenues increased for the three months ended March 31, 2026 compared to the same period in 2025. The largest component of the period-over-period change was an increase in subscription fees of $101 million driven by an increase in MRR, which was a result of a higher number of merchants using our platform and by a larger percentage of subscriptions coming from higher priced plans, such as Plus. The increase was also driven by higher GMV resulting in an increase in subscription fees from the variable component of certain subscription contracts.
Merchant Solutions
Merchant solutions revenues increased for the three months ended March 31, 2026 compared to the same period in 2025. The largest component of the period-over-period change was an increase in Shopify Payments revenue of $572 million, relating to payment processing and currency conversion fees, growing in the three months ended March 31, 2026 compared to the same period in 2025. This increase was a result of an increase in our Shopify Payments penetration rate and an increase in GMV from merchants using our platform. These factors drove $19.5 billion of additional GMV facilitated using Shopify Payments in the three months ended March 31, 2026 compared to the same period in 2025, representing growth of 41%. For the three months ended March 31, 2026, the Shopify Payments penetration rate was 67%, resulting in GMV of $67.1 billion that was facilitated using Shopify Payments. This compares to a penetration rate of 64% resulting in GMV of $47.5 billion that was facilitated using Shopify Payments in the same period in 2025.

Cost of Revenues

	Three months ended March 31,
	2026	2025	% Change
	(in US $ millions, except percentages)
Cost of revenues:
Cost of subscription solutions	148	123	20%
Cost of merchant solutions	1,476	1,068	38%
Total cost of revenues	1,624	1,191	36%

Percentage of revenues:
Cost of subscription solutions	5%	5%
Cost of merchant solutions	47%	45%
Total cost of revenues	51%	50%
Cost of Subscription Solutions
Cost of subscription solutions increased for the three months ended March 31, 2026 compared to the same period in 2025. The increase was driven by a $22 million increase in cloud and infrastructure costs which includes AI related usage.
Cost of Merchant Solutions
Cost of merchant solutions increased for the three months ended March 31, 2026 compared to the same period in 2025. The increase was driven by higher payment processing fees resulting from an increase in GMV facilitated through Shopify Payments.

	Three months ended March 31,
	2026	2025	% Change
	(in US $ millions, except percentages)
Gross profit	1,546	1,169	32%
Percentage of total revenues	49%	50%
Operating Expenses
Sales and Marketing

	Three months ended March 31,
	2026	2025	% Change
	(in US $ millions, except percentages)
Sales and marketing	496	405	22%
Percentage of total revenues	16%	17%
Sales and marketing expenses increased for the three months ended March 31, 2026 compared to the same period in 2025, due to increases of $62 million in overall marketing program spend, $10 million in employee-related costs and $16 million in payouts related to our affiliate partner programs.
Research and Development

	Three months ended March 31,
	2026	2025	% Change
	(in US $ millions, except percentages)
Research and development	437	377	16%
Percentage of total revenues	14%	16%

Research and development expenses increased for the three months ended March 31, 2026 compared to the same period in 2025, due to increases of $37 million in employee-related costs and $25 million in computer hardware and software costs, which includes AI related usage.
General and Administrative

	Three months ended March 31,
	2026	2025	% Change
	(in US $ millions, except percentages)
General and administrative	115	109	6%
Percentage of total revenues	4%	5%
General and administrative expenses increased for the three months ended March 31, 2026 compared to the same period in 2025, due to an increase of $6 million in indirect taxes.
Transaction and Loan Losses

	Three months ended March 31,
	2026	2025	% Change
	(in US $ millions, except percentages)
Transaction and loan losses	116	75	55%
Percentage of total revenues	4%	3%
Transaction and loan losses increased for the three months ended March 31, 2026 compared to the same period in 2025, due to increases of $28 million in losses related to lending services driven by an expansion of our offerings and programs relative to the same period in 2025 and $10 million in losses related to Shopify Payments driven by higher GMV processed through Shopify Payments relative to the same period in 2025.
Net Loss on Equity and Equity Method Investments

	Three months ended March 31,
	2026	2025	% Change
	(in US $ millions, except percentages)
Net loss on equity and equity method investments	(1,082)	(1,044)	4%
*Not a meaningful comparison
In the three months ended March 31, 2026, we had a net loss on equity and other investments of $1,064 million, which included a $1,009 million unrealized loss in investments with readily determinable fair values which was the result of the change in share prices from December 31, 2025 to March 31, 2026 and $54 million unrealized loss in an investment option. Additionally, the Company had a net loss of $21 million on our equity method investment.
In the three months ended March 31, 2025, we had a net loss on equity and other investments of $1,021 million which included a $930 million unrealized loss in investments with readily determinable fair values and was the result of the net change in share prices from December 31, 2024 to March 31, 2025 and a $86 million unrealized loss in an investment option. Additionally, we had a net loss of $23 million on our equity method investment.

Other Income, Net

	Three months ended March 31,
	2026	2025	% Change
	(in US $ millions, except percentages)
Other income, net	66	71	(7)%
In the three months ended March 31, 2026, other income, net was driven by interest income of $75 million recognized on marketable securities compared to interest income of $65 million recognized on marketable securities for the same period in 2025 and net loss on foreign exchange of $9 million compared to $6 million net gain on foreign exchange for the same period in 2025.
Recovery of Income Taxes

	Three months ended March 31,
	2026	2025	% Change
	(in US $ millions, except percentages)
Recovery of income taxes	53	88	(40)%
We had a recovery of income taxes of $53 million in the three months ended March 31, 2026, compared to recovery of income taxes of $88 million in the same period in 2025, as a result of unrealized loss on equity and other investments, partially offset by provision for income taxes related to income from operations.

Summary of Quarterly Results
The following table sets forth selected unaudited quarterly results of operations data for each of the eight quarters ended March 31, 2026. The information for each of these quarters has been derived from unaudited condensed consolidated financial statements that were prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the results of operations for these periods in accordance with U.S. GAAP. This data should be read in conjunction with our unaudited condensed consolidated financial statements and audited consolidated financial statements and related notes for the relevant period. These quarterly operating results are not necessarily indicative of our operating results for a full year or any future periods.

	Three months ended
	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024
	(in US $ millions, except per share amounts)
Revenues
Subscription solutions	750	777	699	656	620	666	610	563
Merchant solutions	2,420	2,895	2,145	2,024	1,740	2,146	1,552	1,482
	3,170	3,672	2,844	2,680	2,360	2,812	2,162	2,045
Cost of revenues(1)(2)
Subscription solutions	148	148	128	121	123	134	108	97
Merchant solutions	1,476	1,831	1,325	1,257	1,068	1,326	936	903
	1,624	1,979	1,453	1,378	1,191	1,460	1,044	1,000
Gross profit	1,546	1,693	1,391	1,302	1,169	1,352	1,118	1,045
Operating expenses
Sales and marketing(1)(2)	496	433	410	415	405	348	331	353
Research and development(1)(2)	437	390	375	394	377	351	332	349
General and administrative(1)(3)(4)	115	125	115	122	109	112	114	60
Transaction and loan losses	116	114	148	80	75	76	58	42
Total operating expenses	1,164	1,062	1,048	1,011	966	887	835	804
Income from operations	382	631	343	291	203	465	283	241
Net (loss) gain on equity and equity method investments(5)	(1,082)	182	(112)	658	(1,044)	906	484	(120)
Other income, net	66	79	77	130	71	50	93	82
(Loss) income before income taxes	(634)	892	308	1,079	(770)	1,421	860	203
Recovery of (provision for) income taxes	53	(149)	(44)	(173)	88	(128)	(32)	(32)
Net (loss) income	(581)	743	264	906	(682)	1,293	828	171
Net (loss) income per share attributable to shareholders:
Basic	$(0.45)	$0.57	$0.20	$0.70	$(0.53)	$1.00	$0.64	$0.13
Diluted	$(0.45)	$0.57	$0.20	$0.69	$(0.53)	$0.99	$0.64	$0.13

(1) Includes stock-based compensation expense and related payroll taxes as follows:

	Three months ended
	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024
	(in US $ millions)
Cost of revenues	1	1	1	1	1	—	—	3
Sales and marketing	11	10	13	12	13	13	15	10
Research and development	97	87	78	85	84	81	77	73
General and administrative	29	27	24	22	25	24	23	23
	138	125	116	120	123	118	115	109
(2) Includes amortization of acquired intangibles as follows:

	Three months ended
	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024
	(in US $ millions)
Cost of revenues	2	3	2	2	2	1	3	4
Sales and marketing	—	—	—	—	—	1	—	—
Research and development	1	1	1	1	1	—	1	—
	3	4	3	3	3	2	4	4

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
Our principal cash requirements are for working capital and ongoing operations. Excluding current deferred revenue, working capital as of March 31, 2026 was $7.4 billion. Given the ongoing cash generated from operations and our existing cash and cash equivalents, we believe there is sufficient liquidity to meet our current and planned financial obligations over the next 12 months and into the foreseeable future. Our future cash requirements will depend on many factors, including but not limited to our growth rate, subscription renewal activity, the timing and extent of spending to support development of our platform, the expansion of sales and marketing activities, the macroeconomic conditions and overall levels of consumer spending on goods and potential strategic investments and acquisitions activity. Although we currently are not a party to any material undisclosed agreement and do not have any understanding with any third parties with respect to potential material investments in, or material acquisitions of, businesses or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
In the first quarter of 2026, the Company's Board of Directors authorized a share repurchase program of up to $2 billion of the Company’s outstanding Class A subordinate voting shares. The share repurchase program went into effect on February 17, 2026, has no fixed expiration date, and may be amended, suspended, or discontinued at any time, subject to applicable laws.
Repurchases may be made through open-market purchases on the Nasdaq, privately negotiated transactions including block trades, or other means, in each case in compliance with applicable securities laws. The timing, number, and value of any Class A subordinate voting shares repurchased will depend on a variety of factors, including price, general business and market conditions, applicable legal requirements, and alternative investment opportunities. In accordance with applicable securities laws, the maximum number of Class A subordinate voting shares repurchased will not exceed 5% of Shopify’s issued and outstanding Class A subordinate voting shares.

During the three months ended March 31, 2026, we repurchased $514 million of our Class A subordinate voting shares under our share repurchase program. As of March 31, 2026, a total of $1.5 billion remained available for future repurchases of our Class A subordinate voting shares. See "Note 10 - Shareholders' Equity" to the condensed consolidated financial statements included in this report for more information about our share repurchase program.
Cash, Cash Equivalents and Marketable Securities
Cash, cash equivalents and marketable securities decreased by $35 million to $5.7 billion as of March 31, 2026 from $5.8 billion as of December 31, 2025, primarily as a result of cash provided by our operations and maturities of marketable securities, net of purchases, partially offset by repurchases of class A subordinate voting shares and the purchase and origination of loans, net of repayments. Cash equivalents and marketable securities include money market funds, term deposits, U.S. federal bonds and agency securities and corporate bonds and commercial paper, all maturing within 12 months from March 31, 2026.
The following table summarizes our total cash, cash equivalents and marketable securities as well as our operating, investing and financing activities for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
	(in US $ millions)
Cash, cash equivalents and marketable securities (end of period)	5,743	5,514
Net cash provided by (used in):
Operating activities	481	367
Investing activities	310	(619)
Financing activities	(485)	59
Effect of foreign exchange on cash and cash equivalents	(3)	4
Net increase (decrease) in cash and cash equivalents	303	(189)
(Decrease) increase in marketable securities(1)	(338)	224
Net (decrease) increase in cash, cash equivalents and marketable securities	(35)	35
 (1) Excludes $708 million and $894 million of marketable securities classified in "Long-term Investments" as of March 31, 2026 and 2025, respectively.
Changes in Merchant Cash Advances
In 2025, Canada amended regulations that impacted merchant cash advance products. As a result, we transitioned our Shopify Capital product in Canada, from merchant cash advances, which are accounted for under ASC 606, to loans which are accounted for under ASC 310, starting in April 2026.
Prompted by this transition, and concurrent with this product change for Canada, we changed the classification accounting of the remaining minority of merchant lending such that it is consistent with the majority of our merchant lending products, specifically merchant loans. Starting in April 2026, the outflows and inflows from merchant cash advances will move from the cash flows from Operating activities section to the cash flows from Investing activities section of the Consolidated Statement of Cash Flows. In the year ended December 31, 2025, merchant cash advances were a $141 million use of cash, with outflows more weighted in the first half of the year. In 2024, they were an $82 million use of cash.
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
For the three months ended March 31, 2026, net cash provided by operating activities was primarily the result of operating income, once adjusted for non-cash items, slightly offset by changes in working capital resulting in a use of cash.
Cash Flows From Investing Activities
Net cash provided by investing activities in the three months ended March 31, 2026 was driven by $620 million in maturities of marketable securities, net of purchases, partially offset by $306 million used for purchases and originations of loans, net of repayments and sales and $5 million used to purchase property and equipment.
Cash Flows From Financing Activities
Net cash used in financing activities in the three months ended March 31, 2026 was driven by $491 million used for repurchases of Class A subordinate voting shares, partially offset by $6 million proceeds from the issuance of Class A subordinate voting shares and Class B restricted voting shares as a result of stock options exercises.
Contractual Obligations
Our principal commitments consist of our unconditional purchase obligations and obligations under our operating leases for office space. There have been no significant changes to our principal commitments, as compared to the principal commitments described in our 2025 Form 10-K.
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
Our critical accounting policies, estimates, and judgments are discussed in Part II — Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2025 Form 10-K as well as "Note 3 - Significant Accounting Policies" in the notes to the condensed consolidated financial statements included in Part I — Item 1 of this Quarterly Report on Form 10-Q.
Item 3: Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, as discussed in Note 3 in our condensed consolidated financial statements and the accompanying notes for the fiscal quarter ended March 31, 2026, as well as in our audited consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2025. These risks primarily include foreign currency exchange risk, equity and other investments risk, interest rate risk, concentration of credit risk and inflation risk, as discussed below. We regularly assess these risks to minimize any adverse effects on our business as a result of those factors.
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
Effect of Foreign Exchange Rates
The following non-GAAP financial measures convert our revenues, cost of revenues, operating expenses and income from operations in the current reporting period using the comparative prior year period's monthly average exchange rates:

	Three months ended March 31,
	2026			2025
	GAAP Amounts as Reported	Exchange Rate Effect(1)	At Prior Period Effective Rates(2)	GAAP Amounts as Reported
	(in US $ millions)
Revenues	3,170	(54)	3,116	2,360
Cost of revenues	(1,624)	22	(1,602)	(1,191)
Operating expenses	(1,164)	11	(1,153)	(966)
Income from operations	382	(21)	361	203
(1) Represents the increase or decrease in GAAP amounts reported resulting from using the comparative period's effective foreign exchange rates. The exchange rate effect is primarily driven by fluctuations in EUR, AUD and GBP foreign exchange rates.
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

The following table summarizes the effects on revenues, cost of revenues, operating expenses and income from operations of a 10% strengthening of all foreign currencies the Company transacts in versus the USD without considering the impact of the Company's hedging activities and factoring in any potential changes in demand for the Company's solutions as a result of fluctuations in exchange rates:

	Three months ended March 31,
	2026			2025
	GAAP Amounts As Reported	Exchange Rate Effect(1)(2)	At 10% Stronger Rates(3)	GAAP Amounts As Reported	Exchange Rate Effect(1)(2)	At 10% Stronger Rates(3)
	(in US $ millions)
Revenues	3,170	77	3,247	2,360	52	2,412
Cost of revenues	(1,624)	(34)	(1,658)	(1,191)	(24)	(1,215)
Operating expenses	(1,164)	(29)	(1,193)	(966)	(27)	(993)
Income from operations	382	14	396	203	1	204
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
Equity and Other Investments Risk
We hold equity and other investments that are subject to market-related risks that could substantially reduce or increase the fair value of our holdings. As of March 31, 2026, we had equity and other investments in public and private companies and our equity method investment totaled $4.1 billion. Our equity and other investments with readily determinable fair values, representing $2.0 billion of our investments as of March 31, 2026, are recorded at fair value, which is subject to market price volatility. Our equity investments in private companies, representing $970 million of our investments as of March 31, 2026, are recorded using the measurement alternative and are assessed each reporting period for observable price changes and impairments, which may involve estimates and judgments given the lack of readily available market data. Certain equity investments in private companies are in the early stages of development and are inherently risky due to their lack of operational history. Our equity method investment in Flexport, representing $581 million of our investments as of March 31, 2026, is subject to market-related risks based on our share of income or loss, including amortization of the basis difference, from this investment which may cause volatility to our earnings. Our debt investments in convertible notes of private companies are recorded at fair value representing $567 million of our investments as of March 31, 2026, which are impacted by the underlying entities' valuations and interest rates. Our investment option derivative to purchase Series B common shares in Klaviyo, representing $21 million of our investments as of March 31, 2026, is impacted by market price volatility and interest rates.
Our marketable securities greater than one year, and less than 3 years, representing $708 million of our investments as of March 31, 2026, are recorded at carrying value and any changes in the fair value due to the interest rate are not recorded until the investment is sold as they are classified as "held to maturity".
The results from these changes may fluctuate from period to period and may cause volatility to our earnings as well as impact comparability of our results from period to period.
Interest Rate Risk
We had cash, cash equivalents and marketable securities in our cash management program totaling $5.7 billion as of March 31, 2026. The cash and cash equivalents are held for operations and working capital purposes. Our investments within cash, cash equivalents and marketable securities are made for capital preservation purposes. We do not enter into these types of investments for trading or speculative purposes.
Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates and macroeconomic conditions. Our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our debt securities as "held to maturity", no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other than temporary.
The Company holds convertible notes in private companies. These investments are classified as available-for-sale debt securities, for which we have elected to account for under the fair value option. These investments are carried at fair value at each balance sheet date and any movements in the fair value are recognized in "Net loss" in the condensed consolidated statements of operations and comprehensive loss. The underlying entity's valuation includes inputs such as interest rates which impact the market value of the investment.
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
Management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures and have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2026.
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

PART II: OTHER INFORMATION
Item 1: Legal Proceedings
The information set forth under "Note 8— Contingencies — Litigation and Loss Contingencies" to the condensed consolidated financial statements included in Part I — Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A: Risk Factors
We are subject to various risks and uncertainties that may affect our business, results of operations and financial condition including, not limited to, those described in Part I — Item 1A "Risk Factors" in the Company's 2025 Form 10-K. Current global economic and geopolitical events and conditions may amplify many of these risks. These risks are not the only risks that may affect us. Additional risks that we are not aware of or do not believe are material at the time of this filing may also become important factors that adversely affect our business. There have been no material changes to the Company’s risk factors from those disclosed in the 2025 Form 10-K.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Share repurchase activity for the three months ended March 31, 2026 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs(1)
(in US $ millions, except share and share price amounts)
January 31, 2026	—	$—	—	$—
February 28, 2026	1,101,698	$121.76	1,101,698	$1,866
March 31, 2026	3,112,321	$121.94	3,112,321	$1,486
	4,214,019		4,214,019
(1) In the first quarter of 2026, the Company's Board of Directors authorized a share repurchase program of up to $2 billion of the Company’s outstanding Class A subordinate voting shares. The share repurchase program went into effect on February 17, 2026, has no fixed expiration date, and may be amended, suspended, or discontinued at any time, subject to applicable laws.
Repurchases may be made through open-market purchases on the Nasdaq, privately negotiated transactions including block trades, or other means, in each case in compliance with applicable securities laws. The timing, number, and value of any Class A subordinate voting shares repurchased will depend on a variety of factors, including price, general business and market conditions, applicable legal requirements, and alternative investment opportunities. In accordance with applicable securities laws, the maximum number of Class A subordinate voting shares repurchased will not exceed 5% of Shopify’s issued and outstanding Class A subordinate voting shares.
During the three months ended March 31, 2026, we repurchased $514 million of our Class A subordinate voting shares under our share repurchase program. As of March 31, 2026, a total of $1.5 billion remained available for future repurchases of our Class A subordinate voting shares.
(2) Excludes broker commissions and excise tax estimates.
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
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Shareholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags
X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL	X
*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
May 5, 2026
Shopify Inc.

/S/ Jeff Hoffmeister
Jeff Hoffmeister
Chief Financial Officer
(principal financial officer)