Form 10-Q
period 2026-06-30
SHOPIFY INC.
filed 2026-08-05
CIK 1594805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
_________________________________
_________________________________
Shopify Inc.
(Exact name of registrant as specified in its charter)
_________________________________

Canada	001-37400			98-0486686
(State or other jurisdiction of incorporation or organization)	(Commission File Number)			(IRS Employer Identification No.)

	8488 Rozita Lee Ave, Bldg 3 Suite 100
	Las Vegas,	Nevada	89113
(Address of principal executive office, including zip code)

Registrant’s telephone number, including area code: (613) 241-2828 x 1045
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Subordinate Voting Shares	SHOP	The Nasdaq Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 1,208,570,347 Class A Subordinate Voting Shares, 78,073,584 Class B Restricted Voting Shares and 1 Founder Share issued and outstanding as of July 31, 2026.

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

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements (unaudited)

Shopify Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(Expressed in US $ millions, except share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	1,656	1,545
Marketable securities	3,291	4,233
Trade and other receivables, net	466	500
Loans and merchant cash advances, net	2,184	1,784
Other current assets	219	234
	7,816	8,296
Long-term assets
Property and equipment, net	53	53
Operating lease right-of-use assets, net	90	88
Intangible assets, net	27	30
Deferred tax assets	30	33
Other long-term assets	25	39
Long-term investments	525	975
Equity and other investments ($3,299 and $3,619, carried at fair value)	4,854	4,582
Equity method investment	559	602
Goodwill	491	491
	6,654	6,893
Total assets	14,470	15,189
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	1,115	1,075
Deferred revenue	335	300
Operating lease liabilities	10	17
	1,460	1,392
Long-term liabilities
Deferred revenue	79	98
Operating lease liabilities	168	171
Deferred tax liabilities	79	55
	326	324
Contingencies (Note 8)
Shareholders’ equity
Common stock, unlimited Class A subordinate voting shares authorized, 1,211,133,003 and 1,225,830,706, issued and outstanding; unlimited Class B restricted voting shares authorized, 78,073,584 and 78,073,594 issued and outstanding; 1 Founder Share authorized, 1 and 1 issued and outstanding	8,636	10,376
Additional paid-in capital	274	236
Accumulated other comprehensive (loss) income	(7)	1
Accumulated surplus	3,781	2,860
Total shareholders’ equity	12,684	13,473
Total liabilities and shareholders’ equity	14,470	15,189
The accompanying notes are an integral part of these condensed consolidated financial statements.

Shopify Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited)
(Expressed in US $ millions, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues
Subscription solutions	802	656	1,552	1,276
Merchant solutions	2,781	2,024	5,201	3,764
	3,583	2,680	6,753	5,040

Cost of revenues
Subscription solutions	163	121	311	244
Merchant solutions	1,712	1,257	3,188	2,325
	1,875	1,378	3,499	2,569

Gross profit	1,708	1,302	3,254	2,471

Operating expenses
Sales and marketing	498	415	994	820
Research and development	445	394	882	771
General and administrative	136	122	251	231
Transaction and loan losses	141	80	257	155
Total operating expenses	1,220	1,011	2,384	1,977
Income from operations	488	291	870	494

Other income (expense), net
Interest income	66	106	141	171
Net realized gain on equity and other investments	1	1	4	1
Net unrealized gain (loss) on equity and other investments	1,249	681	185	(340)
Net loss on equity method investment	(22)	(24)	(43)	(47)
Foreign exchange (loss) gain	(7)	24	(16)	30
Total other income (expense), net	1,287	788	271	(185)
Income before income taxes	1,775	1,079	1,141	309
Provision for income taxes	(273)	(173)	(220)	(85)
Net income	1,502	906	921	224

Net income per share attributable to shareholders:
Basic	$1.16	$0.70	$0.71	$0.17
Diluted	$1.16	$0.69	$0.71	$0.17

Weighted average shares used to compute net income per share attributable to shareholders:
Basic	1,295,220,307	1,297,746,050	1,299,266,611	1,296,593,342
Diluted	1,297,940,958	1,308,993,838	1,302,627,927	1,308,463,539

Other comprehensive (loss) income
Unrealized (loss) gain on cash flow hedges	(4)	16	(11)	21
Tax effect on unrealized (loss) gain on cash flow hedges	1	(5)	3	(6)
Total other comprehensive (loss) income	(3)	11	(8)	15
Comprehensive income	1,499	917	913	239
The accompanying notes are an integral part of these condensed consolidated financial statements.

Shopify Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)
(Expressed in US $ millions, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit) Surplus	Total
	Shares	Amount
As of December 31, 2024	1,294,580,140	9,634	305	(10)	1,629	11,558
Exercise of stock options	1,190,811	87	(28)	—	—	59
Stock-based compensation	—	—	114	—	—	114
Vesting of restricted share units	1,055,597	86	(88)	—	—	(2)
Issuance of shares related to business acquisition	252,257	24	(24)	—	—	—
Net loss and comprehensive income for the period	—	—	—	4	(682)	(678)
As of March 31, 2025	1,297,078,805	9,831	279	(6)	947	11,051
Exercise of stock options	1,132,628	68	(24)	—	—	44
Stock-based compensation	—	—	113	—	—	113
Vesting of restricted share units	1,156,751	86	(87)	—	—	(1)
Net income and comprehensive income for the period	—	—	—	11	906	917
As of June 30, 2025	1,299,368,184	9,985	281	5	1,853	12,124

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit) Surplus	Total
	Shares	Amount
As of December 31, 2025	1,303,904,301	10,376	236	1	2,860	13,473
Exercise of stock options	202,056	10	(4)	—	—	6
Stock-based compensation	—	—	132	—	—	132
Vesting of restricted share units	886,692	106	(109)	—	—	(3)
Common stock, repurchased	(4,214,019)	(521)	—	—	—	(521)
Net loss and comprehensive loss for the period	—	—	—	(5)	(581)	(586)
As of March 31, 2026	1,300,779,030	9,971	255	(4)	2,279	12,501
Exercise of stock options	112,390	5	(2)	—	—	3
Stock-based compensation	—	—	128	—	—	128
Vesting of restricted share units	961,125	105	(107)	—	—	(2)
Common stock, repurchased	(12,645,957)	(1,445)	—	—	—	(1,445)
Net income and comprehensive loss for the period	—	—	—	(3)	1,502	1,499
As of June 30, 2026	1,289,206,588	8,636	274	(7)	3,781	12,684
The accompanying notes are an integral part of these condensed consolidated financial statements.

Shopify Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(Expressed in US $ millions)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Cash flows from operating activities
Net income for the period	1,502	906	921	224
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	7	8	14	16
Stock-based compensation	128	113	260	227
Impairment of right-of-use assets and leasehold improvements	—	10	—	10
Provision for transaction and loan losses	94	44	142	87
Deferred income tax expense (recovery)	165	98	26	(31)
Revenue related to non-cash consideration	(13)	(12)	(25)	(25)
Net (gain) loss on equity and other investments	(1,250)	(682)	(189)	339
Net loss on equity method investment	22	24	43	47
Unrealized foreign exchange loss (gain)	4	(46)	18	(58)
Changes in operating assets and liabilities	(1)	(35)	(71)	(41)
Net cash provided by operating activities	658	428	1,139	795
Cash flows from investing activities
Purchases of property and equipment	(4)	(6)	(9)	(10)
Purchases of marketable securities	(654)	(1,464)	(1,497)	(3,182)
Maturities of marketable securities	1,450	1,464	2,913	2,795
Purchases and originations of loans and merchant cash advances(1)	(1,584)	(944)	(2,933)	(1,749)
Repayments and sales of loans and merchant cash advances(1)	1,417	767	2,460	1,404
Purchases of equity and other investments	(55)	(71)	(56)	(75)
Acquisition of businesses, net of cash acquired	—	—	—	(56)
Other	1	2	3	2
Net cash provided by (used in) investing activities	571	(252)	881	(871)
Cash flows from financing activities
Proceeds from the exercise of stock options	3	44	9	103
Repurchases of common stock	(1,420)	—	(1,911)	—
Net cash (used in) provided by financing activities	(1,417)	44	(1,902)	103
Effect of foreign exchange on cash, cash equivalents and restricted cash	(4)	13	(7)	17
Net (decrease) increase in cash, cash equivalents and restricted cash	(192)	233	111	44
Cash, cash equivalents and restricted cash – beginning of period	1,848	1,309	1,545	1,498
Cash, cash equivalents and restricted cash – end of period	1,656	1,542	1,656	1,542

Supplemental cash flow information:
Cash paid for income taxes, net	148	61	241	88
(1) Starting in April 2026, the cash flows associated with merchant cash advances are presented within investing cash flows on a basis consistent with loans, given the similar nature of the underlying lending activities.
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
The quarterly results for the three and six months ended June 30, 2026 are not necessarily indicative of the results expected for the full fiscal year.
3.Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies and no material updates in the Company's assessment of the recent accounting pronouncements not yet adopted during the three and six months ended June 30, 2026, as compared to the significant accounting policies described in the Company’s annual consolidated financial statements for the year ended December 31, 2025.
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
The Company also holds debt securities in the form of convertible notes in private companies classified as available-for-sale for which the Company has elected to apply the fair value option. The investments are carried at fair value at each balance sheet date and any movements in the fair values are classified as "Other income (expense), net" in the condensed consolidated statements of operations and comprehensive income.
The following tables summarize debt securities by balance sheet classification and level within the fair value hierarchy:

	June 30, 2026
	Carrying Value
	Cash Equivalents	Marketable Securities	Long-term Investments	Equity and Other Investments	Fair Value
	(in US $ millions)
Level 1:
U.S. term deposits	—	375	—	—	384
U.S. federal bonds and agency securities	—	1,520	407	—	1,924
Corporate bonds and commercial paper	25	—	—	—	25
	25	1,895	407	—	2,333

Level 2:
Corporate bonds and commercial paper	—	1,396	118	—	1,513

Level 3:
Convertible notes in private companies	—	—	—	587	587
	25	3,291	525	587	4,433
The fair values of marketable securities above include accrued interest of $34 million, which is excluded from the carrying amounts. The accrued interest is included in "Trade and other receivables, net" in the condensed consolidated balance sheets. Additional accrued interest of $130 million recognized on the convertible notes in private companies is included in the carrying amount and fair value above.

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
The following table outlines estimated fair values of our debt securities by date of contractual maturity as of June 30, 2026:

Fair Value
(in US $ millions)
Due within one year	3,323
Due after one year to three years	523
3,846

Equity Securities
The Company holds equity investments in public and private companies that were obtained through a combination of direct investment and strategic partnerships.
Equity Investments with Readily Determinable Fair Values
Equity investments with readily determinable fair values are comprised of:

	June 30, 2026			December 31, 2025
	Level 1	Level 3	Total	Level 1	Level 3	Total
	(in US $ millions)
Affirm Holdings, Inc.	1,655	—	1,655	1,511	—	1,511
Global-E Online Ltd.	768	—	768	868	—	868
Klaviyo, Inc.(1)	256	24	280	529	70	599
Other	—	—	—	8	—	8
	2,679	24	2,703	2,916	70	2,986
(1) In the three and six months ended June 30, 2026, $6 million and $17 million was transferred from Level 3 to Level 1, respectively, due to the vesting of warrants (June 30, 2025 - $9 million and $14 million). The equity investments categorized as Level 3 in the fair value hierarchy represent unvested warrants that require the application of a discount for lack of marketability which was 9% at June 30, 2026 (December 31, 2025 - 11%).
Adjustments related to equity and other investments with readily determinable fair values for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in US $ millions)
Balance, beginning of the period	1,975	2,253	2,986	3,183

Adjustments related to equity and other investments with readily determinable fair values:
Sale of equity and other investments	(3)	—	(5)	—
Net unrealized gains (losses)	731	502	(278)	(428)
Balance, end of the period	2,703	2,755	2,703	2,755
Equity Investments without Readily Determinable Fair Values
The carrying value of equity investments in private companies without readily determinable fair values were as follows:

	June 30, 2026	December 31, 2025
	(in US $ millions)
Total initial value	1,135	1,068
Cumulative gross unrealized gains	832	310
Cumulative gross unrealized losses and impairment	(412)	(415)
Total carrying value of equity and other investments without readily determinable fair values	1,555	963

Adjustments related to equity and other investments without readily determinable fair values for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in US $ millions)
Balance, beginning of the period	970	709	963	717
Purchases of equity and other investments	55	71	65	75
Investments received as non-cash consideration in exchange for services	8	—	8	—
Gross unrealized gains(1)	522	165	524	165
Sales of equity and other investments(2)	—	(1)	(5)	(1)
Gross unrealized losses and impairments(3)	—	(3)	—	(15)
Transfers into measurement alternative(4)	—	47	—	47
Balance, end of the period	1,555	988	1,555	988
(1) During the three and six months ended June 30, 2026, the Company identified an observable price change resulting in the remeasurement of a private investment at fair value on a non-recurring basis. The resulting unrealized gains of $511 million and $511 million (June 30, 2025 - $163 million and $163 million), respectively, were presented as "Net unrealized gain (loss) on equity and other investments" in the condensed consolidated statements of operations and comprehensive income.
(2) During the six months ended June 30, 2026, the Company held an investment in a private company, which was acquired by third parties, resulting in the deemed sale of equity and other investments. The resulting realized gain is presented as "Net realized gain on equity and other investments" in the condensed consolidated statements of operations and comprehensive income.
(3) During the three and six months ended June 30, 2025, the Company applied certain valuation methods based on information available, including the market approach and option pricing models in order to quantify the level of impairment recognized. The resulting unrealized losses and impairments were presented as "Net unrealized gain (loss) on equity and other investments" in the condensed consolidated statements of operations and comprehensive income.
(4) In the three and six months ended June 30, 2025, convertible notes in private companies with a fair value of $45 million and accrued interest of $2 million were converted and transferred from debt securities to equity investments without readily determinable fair values.
As of June 30, 2026, included in the total $1,555 million of equity and other investments without readily determinable fair values, $1,376 million was remeasured at fair value and was classified within Level 3 of the fair value measurement hierarchy on a non-recurring basis.
Equity Method Investment
The Company holds an equity method investment in Flexport which is presented within "Equity method investment" in the condensed consolidated balance sheets and is carried at the amount of Shopify’s original investment, as adjusted each period for Shopify’s share of the investee’s income or loss and the basis difference amortization, which is the difference between the fair value of our investment in the company and the underlying equity in the net assets of the investee. Results are reported with a one-quarter delay due to the timing of financial information availability from the investee. For the three and six months ended June 30, 2026, our share of the loss in the investee was $22 million and $43 million, respectively (June 30, 2025 - $24 million and $47 million), and is presented within "Net loss on equity method investment" in the condensed consolidated statements of operations and comprehensive income.
Derivative Instruments and Hedging
As of June 30, 2026, the Company held foreign exchange forward contracts and options for USD, CAD, GBP, EUR and Australian dollars ("AUD") with a total notional value of $777 million (December 31, 2025 - $702 million), to fund a portion of its operations. The fair value of foreign exchange forward contracts and options was based upon Level 2 inputs, which included period-end mid-market quotations for each underlying contract as calculated by the financial institution with which the Company has transacted. The quotations are based on bid/ask quotations and represent the discounted future settlement amounts based on current market rates.

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
The fair values of outstanding derivative instruments were as follows:

	June 30, 2026	December 31, 2025
	(in US $ millions)
Level 2:
Foreign exchange forward contracts and options assets (classified in other current assets)	—	4
Foreign exchange forward contract liabilities (classified in accounts payable and accrued liabilities)	11	1
Unrealized gains and losses related to changes in the fair value of foreign exchange forward contracts and options designated as cash flow hedges were as follows:

	June 30, 2026	June 30, 2025
	(in US $ millions)
Unrealized gains	—	8
Unrealized losses	(9)	—
Total net unrealized (losses) gains	(9)	8
These unrealized losses were included in "Accumulated other comprehensive (loss) income", "Other current assets" and "Accounts payable and accrued liabilities" in the condensed consolidated balance sheets. These amounts are expected to be reclassified into earnings over the next twelve months.
Realized losses related to the maturity of foreign exchange forward contracts and options designated as cash flow hedges were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in US $ millions)
Realized (losses) gains in operating expenses	(1)	—	—	6
Derivative Instruments Not Designated as Hedges
The Company holds an investment option to purchase 15,743,174 of Series B common shares of Klaviyo, Inc. at an exercise price of $88.93 with an expiration date of July 28, 2030. The options are fair valued quarterly under Level 3 of the fair value hierarchy as certain unobservable inputs are used within the Black-Scholes model as well as a discount for lack of marketability. The fair value of the options as of June 30, 2026, utilizing a discount for lack of marketability of 19%, was $9 million (December 31, 2025 - 21% and $75 million) and is presented within "Equity and other investments" in the condensed consolidated balance sheets. The Company recognized an unrealized loss of $11 million and $65 million for the three and six months ended June 30, 2026, respectively (June 30, 2025 - unrealized gain of $14 million and unrealized loss of $72 million) and is presented as a component of "Net unrealized gain (loss) on equity and other investments".

5.Trade and Other Receivables
Trade receivables and unbilled revenues, net of allowance for credit losses, were as follows:

	June 30, 2026	December 31, 2025
	(in US $ millions)
Unbilled revenues, net	250	229
Trade receivables, net	98	98
Indirect taxes receivable	57	109
Accrued interest	34	39
Other receivables	27	25
	466	500
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
Activity in the allowance for credit losses was as follows for the three and six months ended:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in US $ millions)
Balance, beginning of the period	19	16	17	16
Provision for credit losses related to uncollectible receivables	7	7	13	14
Write-offs	(5)	(7)	(9)	(14)
Balance, end of the period	21	16	21	16
6.Loans and Merchant Cash Advances

	June 30, 2026	December 31, 2025
	(in US $ millions)
Loans receivable, gross(1)	2,034	1,621
Merchant cash advances receivable, gross	392	358
Allowance for credit losses related to uncollectible loans and merchant cash advances receivable	(242)	(195)
Loans and merchant cash advances, net	2,184	1,784
(1) Included in the loans receivable gross balance as of June 30, 2026 is $44 million of interest receivable (December 31, 2025 - $24 million).
Certain loans and merchant cash advances are facilitated by the Company and originated by a bank partner, from whom the Company then purchases the loans and merchant cash advances obtaining all rights, title and interest or discount. In the three and six months ended June 30, 2026, the Company purchased $1.4 billion and $2.8 billion, respectively, of loans and merchant cash advances to Shopify merchants (June 30, 2025 - $1.0 billion and $1.8 billion).
In the three and six months ended June 30, 2026, the Company recognized revenue of $91 million and $175 million, respectively, related to interest and fees earned on the Company's loans, which do not represent revenues recognized in the scope of ASC 606, Revenue from Contracts with Customers (June 30, 2025 - $62 million and $119 million).
The following table summarizes the activities of the Company’s allowance for credit losses related to uncollectible loans and merchant cash advances receivable for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in US $ millions)
Allowance, beginning of the period	220	162	195	141
Provision for credit losses related to uncollectible loans and merchant cash advances receivable	81	42	154	88
Loans and merchant cash advances receivable charged off, net of recoveries	(59)	(35)	(107)	(60)
Allowance, end of the period	242	169	242	169
The following table presents the delinquency status of the gross amount of loans and merchant cash advances by year of origination. The delinquency status is determined based on the number of days past the contractual or expected repayment date for which the Company anticipates to receive the amounts outstanding. The "current" category represents balances that are anticipated to be repaid within 29 days of the contractual repayment dates, or are anticipated to be repaid within 29 days of the expected repayment date.

	June 30, 2026
	Year of origination
	2026	2025	2024	Total	Percent
	(in US $ millions)
Current	1,875	337	2	2,214	91.3%
30-89 Days	12	21	—	33	1.4%
90-179 Days	14	24	2	40	1.6%
180+ Days	37	86	16	139	5.7%
Total	1,938	468	20	2,426	100.0%

	December 31, 2025
	Year of origination
	2025	2024	Total	Percent
	(in US $ millions)
Current	1,803	19	1,822	92.0%
30-89 Days	16	6	22	1.1%
90-179 Days	16	7	23	1.2%
180+ Days	77	35	112	5.7%
Total	1,912	67	1,979	100.0%
The Company maintains an internal monitoring list related to its outstanding loans. A merchant's ability and willingness to repay the loan and merchant cash advances outstanding under the program is analyzed for a variety of factors that include, but are not limited to current or expected age of the financing, merchant subscription or financing status, merchant gross merchandise volume trends and other changes to merchant credit profiles.

7.Deferred Revenue

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in US $ millions)
Balance, beginning of the period	407	430	398	430
Deferral of revenue(1)	128	114	190	171
Recognition of deferred revenue from beginning balance	(121)	(123)	(174)	(180)
Balance, end of the period	414	421	414	421

(1) Deferral of revenue includes only the portion of collections from merchant billings throughout the period, primarily related to subscription fees, for which the services have not yet been provided. The amounts primarily exclude subscription revenue that has both been deferred and recognized within the period presented.

	June 30, 2026	June 30, 2025
	(in US $ millions)
Current portion	335	298
Long-term portion	79	123
	414	421
The opening balances of current and long-term deferred revenue were $283 million and $147 million, respectively, as of January 1, 2025.
As of June 30, 2026, the long-term deferred revenue, excluding non-cash consideration received, will be recognized ratably over the remaining terms of the contracts with the customers, which range from two years to three years.
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
The table below summarizes the gross changes in deferred revenue associated with this non-cash consideration received for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in US $ millions)
Balance, beginning of the period	129	177	141	190
Non-cash consideration received in exchange for services	8	—	8	—
Revenue recognized related to non-cash consideration	(13)	(12)	(25)	(25)
Balance, end of the period	124	165	124	165

Current portion			50	49
Long-term portion			74	116
			124	165
The Company will recognize this revenue ratably over the remaining terms of the respective strategic partnership service agreements, which range from one year to four years.

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
9.Related Parties
The Company has a commercial agreement with Flexport, a company in which it has an equity method investment. The Company is entitled to earn a share of revenues for orders processed or otherwise sent through services provided by Shopify, subject to certain financial conditions. In the three and six months ended June 30, 2026, as certain financial conditions were not met, the Company recognized nil revenue related to this agreement. The Company has a separate agreement with Flexport to provide co-marketing services for the coordinated marketing of fulfillment-related products and services to current and prospective merchants. In the three and six months ended June 30, 2026, the Company recognized $3 million and $6 million of expense in the condensed consolidated statements of operations and comprehensive income (June 30, 2025 - $2 million and $4 million), respectively, and as of June 30, 2026, $16 million in "Other current assets" and $5 million in "Other long-term assets" in the condensed consolidated balance sheets are related to this agreement.
The Company also has an investment in Flexport in the form of convertible notes with a fair value of $343 million as of June 30, 2026 (December 31, 2025 - $326 million). The Company has elected to account for it using the fair value option for the investment, which is classified within "Equity and other investments" in the condensed consolidated balance sheets. In the three and six months ended June 30, 2026, the Company has recognized $10 million and $19 million of interest income related to the convertible notes within "Interest income" (June 30, 2025 - $9 million and $17 million), and an immaterial amount of unrealized gains in the condensed consolidated statements of operations and comprehensive income.

10.Shareholders’ Equity
Stock-Based Compensation
As of June 30, 2026, there were 532,045,118 shares reserved for issuance under the Company's Third Amended and Restated Stock Option Plan ("SOP") and the Third Amended and Restated Long Term Incentive Plan ("LTIP").
The following table summarizes the stock option and Restricted Share Unit ("RSU") award activities under the Company's share-based compensation plans for the six months ended June 30, 2026:

	Shares Subject to Options Outstanding					Outstanding RSUs
	Number of Options(1)	Weighted Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value(2)	Weighted Average Grant Date Fair Value	Outstanding RSUs	Weighted Average Grant Date Fair Value
	(in US $ millions, except share and share price amounts)
December 31, 2025	10,200,678	80.03	7.22	826	—	3,486,886	110.16
Stock options granted	2,890,556	114.95			52.60
Stock options exercised	(314,446)	29.58
Stock options forfeited	(273,197)	107.52
RSUs granted						3,456,081	117.19
RSUs settled						(1,847,817)	117.27
RSUs forfeited						(241,701)	109.29
June 30, 2026	12,503,591	88.77	7.23	369	—	4,853,449	112.51

Stock options exercisable as of June 30, 2026	5,307,629	75.93	5.71	236
(1) As of June 30, 2026, 12,492,455 of the outstanding stock options were granted under the Company's SOP and are exercisable for Class A subordinate voting shares and 11,136 of the outstanding stock options were granted under the Deliverr 2017 Stock Option and Grant Plan and are exercisable for Class A subordinate voting shares.
(2) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company's Class A subordinate voting shares as of June 30, 2026 and December 31, 2025.
As of June 30, 2026, the Company had issued 6,724 deferred share units ("DSUs") under its LTIP.
In connection with the acquisition of Vantage Discovery Inc. in the first quarter of 2025, 252,257 Class A subordinate voting shares were issued with trading restrictions. The restrictions on these shares are lifted over time and are being accounted for as stock-based compensation as the vesting is contingent on continued employment and therefore related to post-combination services. As of June 30, 2026, 173,428 of the Class A subordinate voting shares remained restricted.
The following table illustrates the classification of stock-based compensation expense in the condensed consolidated statements of operations and comprehensive income, which includes both stock-based compensation and restricted stock-compensation expense:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in US $ millions)
Cost of revenues	2	1	3	2
Sales and marketing	9	11	19	23
Research and development	90	80	183	159
General and administrative	27	21	55	43
	128	113	260	227

Share Repurchase Program
In the first quarter of 2026, the Company's Board of Directors authorized a share repurchase program of up to $2 billion of the Company’s outstanding Class A subordinate voting shares. The share repurchase program went into effect on February 17, 2026, has no fixed expiration date, and may be amended, suspended, or discontinued at any time, subject to applicable laws.
In the second quarter of 2026, the Company's Board of Directors authorized an additional $3 billion of the Company's outstanding Class A subordinate voting shares, in addition to the $2 billion previously authorized, bringing its aggregate share repurchase authorization to $5 billion.
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
The following table summarizes repurchase activity under our share repurchase program for the six months ended June 30, 2026:

	Shares Repurchased(1)	Average Price per Share(2)	Value of Shares Repurchased(2)	Remaining Amount Authorized
	(in US $ millions, except share and share price amounts)
Balance, beginning of the period				$—
Authorization of share repurchases in the first quarter of 2026				2,000
Authorization of additional share repurchases in the second quarter of 2026				3,000
Repurchase of shares of Class A subordinate voting shares	16,859,976	$114.63	1,933	(1,933)
Balance, end of the period				$3,067
(1) These repurchased shares of Class A subordinate voting shares were recognized within "Common stock".
(2) Excludes immaterial broker commissions and excise tax accruals.

11.Changes in Accumulated Other Comprehensive (Loss) Income
The following table summarizes the changes in accumulated other comprehensive (loss) income, which is reported as a component of shareholders’ equity:

	Six months ended June 30,
	2026	2025
	(in US $ millions)
Balance, beginning of the period	1	(10)

Other comprehensive income before reclassifications	(11)	15
Gain on cash flow hedges reclassified from accumulated other comprehensive loss to earnings:
Sales and marketing	—	1
Research and development	—	4
General and administrative	—	1
Tax effect on unrealized gain (loss) on cash flow hedges	3	(6)
Other comprehensive (loss) income, net of tax	(8)	15
Balance, end of the period	(7)	5
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
The Company had a provision for income taxes of $273 million and $220 million in the three and six months ended June 30, 2026, respectively, as a result of earnings in various jurisdictions and unrealized gain on equity and other investments.
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

13.Net Income per Share
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
The following table summarizes the reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in US $ millions, except share and per share amounts)
Numerator:
Net income	1,502	906	921	224

Denominator:
Basic weighted average number of shares outstanding	1,295,220,307	1,297,746,050	1,299,266,611	1,296,593,342
Weighted average effect of dilutive securities:
Stock options	2,062,973	3,290,102	2,477,142	3,700,679
Restricted share units	655,853	1,557,363	882,310	1,768,333
Convertible senior notes	—	6,388,480	—	6,388,480
Deferred share units	1,825	11,843	1,864	12,705
Diluted weighted average number of shares	1,297,940,958	1,308,993,838	1,302,627,927	1,308,463,539

Net income per share:
Basic	$1.16	$0.70	$0.71	$0.17
Diluted	$1.16	$0.69	$0.71	$0.17

Common stock equivalents excluded from net income per diluted share because they are anti-dilutive:
Stock options	958,367	675,113	570,252	458,122
Restricted share units	208,663	145,745	271,799	195,807
Deferred share units	34	102	340	95
	1,167,064	820,960	842,391	654,024

14.Segment and Geographical Information
The Company's chief operating decision maker ("CODM") is its Chief Executive Officer. The CODM has determined that the Company operates in one single operating and reportable segment and manages segment performance and resource allocation based upon consolidated net income. The CODM uses consolidated net income in deciding whether to reinvest profits into opportunities for the business, invest in business combinations or equity investments or return a portion of such profits to shareholders. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets. Significant expenses reviewed by the CODM include those that are presented in the condensed consolidated statements of operations and comprehensive income.
The following table presents total external revenues by geographic location, based on the location of the Company’s merchants:

	Three months ended June 30,				Six months ended June 30,
	2026		2025		2026		2025
	(in US $ millions, except percentages)
North America
United States	2,283	63%	1,703	63%	4,284	63%	3,203	64%
Canada	171	5%	133	5%	318	5%	252	5%
Europe	721	20%	533	20%	1,374	20%	993	19%
APAC	346	10%	265	10%	658	10%	505	10%
Rest of World	62	2%	46	2%	119	2%	87	2%
Total Revenue	3,583	100%	2,680	100%	6,753	100%	5,040	100%

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
In this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), "we", "us", "our", "Shopify" and "the Company" refer to Shopify Inc. and its consolidated subsidiaries, unless the context requires otherwise. In this MD&A, we present Shopify's results of operations and cash flows for the three and six months ended June 30, 2026 and 2025, and our financial position as of June 30, 2026. You should read this MD&A in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes thereto in Part I - Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in the Company's 2025 Form 10-K.
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
Business Overview
We believe we can help merchants of all verticals and sizes, from aspirational entrepreneurs to companies with large-scale, direct-to-consumer or business to business ("B2B") operations, or both, realize their potential at all stages of their business life cycle. In the six months ended June 30, 2026, our platform facilitated gross merchandise volume ("GMV") of $216.3 billion, representing an increase of 33% from the six months ended June 30, 2025. A detailed description of this metric is presented below in the section entitled, "Key Performance Indicators".
During the six months ended June 30, 2026, our total revenue was $6.8 billion, an increase of 34% versus the six months ended June 30, 2025. Our business model has two revenue components: a recurring subscription component we call subscription solutions and a merchant success-based component we call merchant solutions.
In the six months ended June 30, 2026, subscription solutions revenues accounted for 23% of our total revenues (June 30, 2025 - 25%). We offer a range of plans that increase in price depending on additional features and economic considerations. Shopify Plus is offered at a starting rate that is several times that of our standard Shopify plans. Shopify Plus solves for the complexity of merchants as they grow and scale globally, offering additional functionality and support, including features like Shopify Audiences, B2B features and Launchpad, for ecommerce automation. Aldo, BarkBox, Carrier, Meta, Vuori, SKIMS and Supreme are a few of our notable merchants seeking a reliable, cost-effective and scalable commerce solution. The flexibility of our pricing plans is designed to help our merchants grow in a cost-effective manner and to provide more advanced features and support as their business needs evolve.
Revenue from subscription solutions is generated through the sale of subscriptions to our platform, including variable platform fees, as well as through the sale of subscriptions to our POS Pro offering, the sale of apps, the sale of themes and the registration of domain names. Subscription solutions revenues increased from $1.3 billion in the six months ended June 30, 2025 to $1.6 billion in the six months ended

June 30, 2026, representing an increase of 22%. Our merchants typically enter into monthly subscription agreements. The revenue from these agreements is recognized over time on a ratable basis over the contractual term and therefore we have deferred revenue on our balance sheet. We do not consider this deferred revenue balance to be a good indicator of future revenue. Instead, we believe Monthly Recurring Revenue ("MRR") is most closely correlated with the long-term value of our merchant relationships. As of June 30, 2026, MRR totaled $221 million, representing an increase of 19% relative to MRR at June 30, 2025. A detailed description of this metric is presented below in the section entitled, "Key Performance Indicators".
We offer a variety of merchant solutions that are designed to add value to our merchants by passing on our economies of scale and augmenting our subscription solutions. During the six months ended June 30, 2026, merchant solutions revenues accounted for 77% of total revenues (June 30, 2025 - 75%). We principally generate merchant solutions revenues from payment processing fees and currency conversion fees from Shopify Payments. Shopify Payments is a fully integrated payment solution. In addition to payment processing fees and currency conversion fees from Shopify Payments, we also generate merchant solutions revenue from our lending services and financial products, referral fees from partners, the sale of shipping labels, the sale of POS hardware, advertising on the Shopify App Store and Shop Campaigns, our buyer acquisition offering. The majority of our merchant solutions revenues are directionally correlated with the level of GMV that our merchants process through our platform. Merchant solutions revenues increased from $3.8 billion in the six months ended June 30, 2025 to $5.2 billion in the six months ended June 30, 2026, representing an increase of 38%.
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
The following table shows MRR and GMV for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in US $ millions)
Monthly Recurring Revenue	221	185	221	185
Gross Merchandise Volume	115,567	87,837	216,310	162,587

Monthly Recurring Revenue
MRR is the aggregate value of all subscription plans, excluding variable platform fees, in effect on the last day of the period, assuming merchants maintain their subscription the following month. Subscription plans to both our platform and our POS Pro offering are included in this calculation. When applicable, MRR relating to subscription plans billed in a merchant's local currency is converted to USD using the respective currency exchange rate as of the period end date. Prospective merchants that have joined the platform through special new merchant trial incentives, including paid trials, are included in MRR at their trial price while merchants on free trials are excluded from the calculation of MRR through the duration of the free trial. MRR allows us to average our various pricing plans and billing periods into a single, consistent number that we can track over time. We also consider the factors that contribute to MRR, specifically the number of paying merchants using our platform, the number of merchants that are on full-price plans or paid trials, the mix of subscription plan types and overall pricing of our subscription plans. In addition, we use MRR to forecast monthly, quarterly and annual subscription plan revenue, which makes up the majority of our subscription solutions revenue. We had $221 million of MRR as of June 30, 2026 compared to $185 million as of June 30, 2025.
In the three and six months ended June 30, 2026, the MRR growth rate for the period was higher than the same period in 2025 driven by the prior year impact of extending the length of paid trials.
Gross Merchandise Volume
GMV is the total dollar value of orders facilitated through our platform including certain apps and channels for which a revenue-sharing arrangement is in place in the period, net of refunds, and inclusive of shipping and handling, duty and value-added taxes. GMV does not represent revenue earned by us. However, the volume of GMV facilitated through our platform is an indicator of the success of our merchants and the strength of our platform. Our merchant solutions revenues are also directionally correlated with the level of GMV facilitated through our platform. For the three and six months ended June 30, 2026 we facilitated GMV of $115.6 billion and $216.3 billion, respectively, (June 30, 2025 - $87.8 billion and $162.6 billion), representing year-over-year growth of 32% on a quarterly basis and 33% on a year-to-date basis (2025 vs 2024 - 31% and 27%). On a constant currency basis, in which GMV in the three and six months ended June 30, 2026 is converted using the comparative period's monthly average exchange rates, year-over-year growth was 30% and 30% (2025 vs 2024 - 29% and 27%).
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
Key Components of Results of Operations
See Part II — Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2025 Form 10-K for details on the key components of results of operations. There have been no material changes to our key components of results of operations during the six months ended June 30, 2026, as compared to those described in our 2025 Form 10-K.

Quarterly Results of Operations
The following table sets forth a summary of our condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in US $ millions, except share and per share amounts)
Revenues
Subscription solutions	802	656	1,552	1,276
Merchant solutions	2,781	2,024	5,201	3,764
	3,583	2,680	6,753	5,040
Cost of revenues(1)(2)
Subscription solutions	163	121	311	244
Merchant solutions	1,712	1,257	3,188	2,325
	1,875	1,378	3,499	2,569
Gross profit	1,708	1,302	3,254	2,471
Operating expenses
Sales and marketing(1)	498	415	994	820
Research and development(1)(2)	445	394	882	771
General and administrative(1)	136	122	251	231
Transaction and loan losses	141	80	257	155
Total operating expenses	1,220	1,011	2,384	1,977
Income from operations	488	291	870	494
Net gain (loss) on equity and equity method investments	1,228	658	146	(386)
Other income, net	59	130	125	201
Income before income taxes	1,775	1,079	1,141	309
Provision for income taxes	(273)	(173)	(220)	(85)
Net income	1,502	906	921	224
Net income per share attributable to shareholders:
Basic	$1.16	$0.70	$0.71	$0.17
Diluted	$1.16	$0.69	$0.71	$0.17
Weighted average shares used to compute net income per share attributable to shareholders:
Basic	1,295,220,307	1,297,746,050	1,299,266,611	1,296,593,342
Diluted	1,297,940,958	1,308,993,838	1,302,627,927	1,308,463,539
(1) Includes stock-based compensation expense and related payroll taxes as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in US $ millions)
Cost of revenues	2	1	3	2
Sales and marketing	9	12	20	25
Research and development	94	85	191	169
General and administrative	28	22	57	47
	133	120	271	243

(2) Includes amortization of acquired intangibles as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in US $ millions)
Cost of revenues	2	2	4	4
Research and development	—	1	1	2
	2	3	5	6
Revenues

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
	(in US $ millions, except percentages)
Revenues
Subscription solutions	802	656	22%	1,552	1,276	22%
Merchant solutions	2,781	2,024	37%	5,201	3,764	38%
Total revenues	3,583	2,680	34%	6,753	5,040	34%

Percentage of revenues
Subscription solutions	22%	24%		23%	25%
Merchant solutions	78%	76%		77%	75%
Total revenues	100%	100%		100%	100%
Subscription Solutions
Subscription solutions revenues increased for the three months ended June 30, 2026 compared to the same period in 2025. The largest component of the period-over-period change was an increase in subscription fees of $129 million driven by an increase in MRR, which was a result of a higher number of merchants using our platform and by a larger percentage of subscriptions coming from higher priced plans, such as Plus. The increase was also driven by higher GMV resulting in an increase in subscription fees from the variable component of certain subscription contracts.
Subscription solutions revenues increased for the six months ended June 30, 2026 compared to the same period in 2025. The largest component of the period-over-period change was an increase in subscription fees of $230 million driven by an increase in MRR, which was a result of a higher number of merchants using our platform and by a larger percentage of subscriptions coming from higher priced plans, such as Plus. The increase was also driven by higher GMV resulting in an increase in subscription fees from the variable component of certain subscription contracts.
Merchant Solutions
Merchant solutions revenues increased for the three months ended June 30, 2026 compared to the same period in 2025. The largest component of the period-over-period change was an increase in Shopify Payments revenue of $624 million, relating to payment processing and currency conversion fees, growing in the three months ended June 30, 2026 compared to the same period in 2025. This increase was a result of an increase in our Shopify Payments penetration rate and an increase in GMV from merchants using our platform. These factors drove $21.4 billion of additional GMV facilitated using Shopify Payments in the three months ended June 30, 2026 compared to the same period in 2025, representing growth of 38%. For the three months ended June 30, 2026, the Shopify Payments penetration rate was 68%, resulting in GMV of $78.1 billion that was facilitated using Shopify Payments. This compares to a penetration rate of 64% resulting in GMV of $56.6 billion that was facilitated using Shopify Payments in the same period in 2025.
Merchant solutions revenues increased for the six months ended June 30, 2026 compared to the same period in 2025. The largest component of the period-over-period change was an increase in Shopify Payments revenue of $1.2 billion, relating to payment processing and currency conversion fees, growing in the six months ended June 30, 2026 compared to the same period in 2025. This increase was a result of an increase in our Shopify Payments penetration rate and an increase in GMV from our merchants using our platform. These factors drove $41.0 billion of additional GMV facilitated using Shopify Payments in the six months ended June 30, 2026 compared to the same period in 2025, representing growth of 39%. For the six months ended June 30, 2026, the Shopify Payments penetration rate was 67%, resulting in GMV of $145.1 billion that was facilitated using Shopify Payments. This compares to a penetration rate of 64% resulting in GMV of $104.1 billion that was facilitated using Shopify Payments in the same period in 2025.
Cost of Revenues

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
	(in US $ millions, except percentages)
Cost of revenues:
Cost of subscription solutions	163	121	35%	311	244	27%
Cost of merchant solutions	1,712	1,257	36%	3,188	2,325	37%
Total cost of revenues	1,875	1,378	36%	3,499	2,569	36%

Percentage of revenues:
Cost of subscription solutions	5%	5%		5%	5%
Cost of merchant solutions	48%	47%		47%	46%
Total cost of revenues	52%	51%		52%	51%
Cost of Subscription Solutions
Cost of subscription solutions increased for the three months ended June 30, 2026 compared to the same period in 2025. The increase was driven by a $37 million increase in cloud and infrastructure costs which includes AI-related usage. Cloud and infrastructure costs remains the significant majority of our cost of subscription solutions.
Cost of subscription solutions increased for the six months ended June 30, 2026 compared to the same period in 2025. The increase was driven by a $59 million increase in cloud and infrastructure costs which includes AI-related usage. Cloud and infrastructure costs remains the significant majority of our cost of subscription solutions.
Cost of Merchant Solutions
Cost of merchant solutions increased for the three months ended June 30, 2026 compared to the same period in 2025. The increase was driven by higher payment processing fees resulting from an increase in GMV facilitated through Shopify Payments.
Cost of merchant solutions increased for the six months ended June 30, 2026 compared to the same period in 2025. The increase was driven by higher payment processing fees resulting from an increase in GMV facilitated through Shopify Payments.

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
	(in US $ millions, except percentages)
Gross profit	1,708	1,302	31%	3,254	2,471	32%
Percentage of total revenues	48%	49%		48%	49%

Operating Expenses
Sales and Marketing

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
	(in US $ millions, except percentages)
Sales and marketing	498	415	20%	994	820	21%
Percentage of total revenues	14%	15%		15%	16%
Sales and marketing expenses increased for the three months ended June 30, 2026 compared to the same period in 2025, due to increases of $85 million in overall marketing program spend and $10 million in payouts related to our affiliate partner programs, offset by a $16 million decrease in employee-related costs.
Sales and marketing expenses increased for the six months ended June 30, 2026 compared to the same period in 2025, due to increases of $147 million in overall marketing program spend and $26 million in payouts related to our affiliate partner programs, offset by a $6 million decrease in employee-related costs.

Research and Development

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
	(in US $ millions, except percentages)
Research and development	445	394	13%	882	771	14%
Percentage of total revenues	12%	15%		13%	15%
Research and development expenses increased for the three months ended June 30, 2026 compared to the same period in 2025, due to increases of $34 million in computer hardware and software costs, which includes AI-related usage, and $11 million in employee-related costs.
Research and development expenses increased for the six months ended June 30, 2026 compared to the same period in 2025, due to increases of $59 million in computer hardware and software costs, which includes AI-related usage, and $47 million in employee-related costs.

General and Administrative

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
	(in US $ millions, except percentages)
General and administrative	136	122	11%	251	231	9%
Percentage of total revenues	4%	5%		4%	5%
General and administrative expenses increased for the three months ended June 30, 2026 compared to the same period in 2025, due to increases of $17 million in indirect taxes and $6 million in employee-related costs, offset by a $10 million decrease due to prior year impairment related costs associated with right-of-use assets and leasehold improvements.
General and administrative expenses increased for the six months ended June 30, 2026 compared to the same period in 2025, due to increases of $23 million in indirect taxes and $10 million in employee-related costs, offset by a $10 million decrease due to prior year impairment related costs associated with right-of-use assets and leasehold improvements.

Transaction and Loan Losses

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
	(in US $ millions, except percentages)
Transaction and loan losses	141	80	76%	257	155	66%
Percentage of total revenues	4%	3%		4%	3%
Transaction and loan losses increased for the three months ended June 30, 2026 compared to the same period in 2025, due to increases of $41 million in losses related to lending services driven by an expansion of our offerings and programs relative to the same period in 2025 and $19 million in losses related to Shopify Payments driven by higher GMV processed through Shopify Payments relative to the same period in 2025.
Transaction and loan losses increased for the six months ended June 30, 2026 compared to the same period in 2025, due to increases of $69 million in losses related to lending services driven by an expansion of our offerings and programs relative to the same period in 2025 and $29 million in losses related to Shopify Payments driven by higher GMV processed through Shopify Payments relative to the same period in 2025.
Net Gain (Loss) on Equity and Equity Method Investments

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
	(in US $ millions, except percentages)
Net gain (loss) on equity and equity method investments	1,228	658	87%	146	(386)	(138)%
*Not a meaningful comparison
In the three months ended June 30, 2026, we had a net gain on equity and other investments of $1.2 billion, which included a $731 million unrealized gain in investments with readily determinable fair values which was the result of the change in share prices from March 31, 2026 to June 30, 2026, $522 million in gross unrealized gains driven by an observable price change of a private investment and $11 million unrealized loss in an investment option. Additionally, the Company had a net loss of $22 million on our equity method investment.
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
In the six months ended June 30, 2026, we had a net gain on equity and other investments of $185 million which included $524 million in gross unrealized gains driven by an observable price change of a private investment, offset by a $278 million unrealized loss in investments with readily determinable fair values which was the result of the net change in share prices from December 31, 2025 to June 30, 2026, and a $65 million unrealized loss in an investment option. Additionally, we had a net loss of $43 million on our equity method investment.
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

Other Income, Net

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
	(in US $ millions, except percentages)
Other income, net	59	130	(55)%	125	201	(38)%
In the three months ended June 30, 2026, other income, net was driven by interest income of $66 million recognized on marketable securities compared to interest income of $106 million recognized on marketable securities for the same period in 2025 and net loss on foreign exchange of $7 million compared to $24 million net gain on foreign exchange for the same period in 2025.
In the six months ended June 30, 2026, other income, net was driven by interest income of $141 million recognized on marketable securities compared to interest income of $171 million recognized on marketable securities for the same period in 2025 and net loss on foreign exchange of $16 million compared to $30 million net gain on foreign exchange for the same period in 2025.
Provision for Income Taxes

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
	(in US $ millions, except percentages)
Provision for income taxes	(273)	(173)	58%	(220)	(85)	159%
We had a provision for income taxes of $273 million in the three months ended June 30, 2026, compared to provision for income taxes of $173 million in the same period in 2025, as a result of earnings in various jurisdictions and unrealized gain on equity and other investments.
We had a provision for income taxes of $220 million in the six months ended June 30, 2026 as a result of earnings in various jurisdictions and unrealized gain on equity and other investments.
We had a provision for income taxes of $85 million in the six months ended June 30, 2025, as a result of earnings in various jurisdictions, partially offset by unrealized loss on equity and other investments.

Summary of Quarterly Results
The following table sets forth selected quarterly results of operations data for each of the eight quarters ended June 30, 2026. The information for each of these quarters has been derived from unaudited condensed consolidated financial statements that were prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the results of operations for these periods in accordance with U.S. GAAP. This data should be read in conjunction with our unaudited condensed consolidated financial statements and audited consolidated financial statements and related notes for the relevant period. These quarterly operating results are not necessarily indicative of our operating results for a full year or any future periods.

	Three months ended
	Jun 30, 2026	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024
	(in US $ millions, except per share amounts)
Revenues
Subscription solutions	802	750	777	699	656	620	666	610
Merchant solutions	2,781	2,420	2,895	2,145	2,024	1,740	2,146	1,552
	3,583	3,170	3,672	2,844	2,680	2,360	2,812	2,162
Cost of revenues(1)(2)
Subscription solutions	163	148	148	128	121	123	134	108
Merchant solutions	1,712	1,476	1,831	1,325	1,257	1,068	1,326	936
	1,875	1,624	1,979	1,453	1,378	1,191	1,460	1,044
Gross profit	1,708	1,546	1,693	1,391	1,302	1,169	1,352	1,118
Operating expenses
Sales and marketing(1)(2)	498	496	433	410	415	405	348	331
Research and development(1)(2)	445	437	390	375	394	377	351	332
General and administrative(1)(3)	136	115	125	115	122	109	112	114
Transaction and loan losses	141	116	114	148	80	75	76	58
Total operating expenses	1,220	1,164	1,062	1,048	1,011	966	887	835
Income from operations	488	382	631	343	291	203	465	283
Net gain (loss) on equity and equity method investments(4)	1,228	(1,082)	182	(112)	658	(1,044)	906	484
Other income, net	59	66	79	77	130	71	50	93
Income (loss) before income taxes	1,775	(634)	892	308	1,079	(770)	1,421	860
(Provision for) recovery of income taxes	(273)	53	(149)	(44)	(173)	88	(128)	(32)
Net income (loss)	1,502	(581)	743	264	906	(682)	1,293	828
Net income (loss) per share attributable to shareholders:
Basic	$1.16	$(0.45)	$0.57	$0.20	$0.70	$(0.53)	$1.00	$0.64
Diluted	$1.16	$(0.45)	$0.57	$0.20	$0.69	$(0.53)	$0.99	$0.64

In addition to disclosing financial results in accordance with GAAP, the table below provides supplementary non-GAAP financial measures for Non-GAAP net income and diluted net income per share to consider in evaluating operating performance. These non-GAAP measures should not be viewed as a substitute for reported results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP measures that may be presented by other companies.

	Three Months Ended
	Jun 30, 2026	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024
GAAP net income (loss)	1,502	(581)	743	264	906	(682)	1,293	828
Non-GAAP adjustments to net income (loss):
Non-GAAP operating income adjustments(1)(2)(3)	135	141	129	122	133	126	120	119
Net (gain) loss on equity and other investments	(1,250)	1,061	(248)	62	(682)	1,021	(928)	(512)
Net loss (gain) on equity method investment	22	21	(28)	21	24	23	22	28
Loss on embedded derivative(4)	—	—	94	29	—	—	—	—
Income tax effects and adjustments	140	(171)	(57)	(57)	74	(153)	68	(4)
Non-GAAP net income	549	471	633	441	455	335	575	459

Diluted net income (loss) per share attributable to shareholders*:
GAAP	$1.16	$(0.45)	$0.57	$0.20	$0.69	$(0.53)	$0.99	$0.64
Non-GAAP	$0.42	$0.36	$0.48	$0.34	$0.35	$0.25	$0.44	$0.36
*may include rounding
(1) Includes stock-based compensation expense and related payroll taxes as follows:

	Three months ended
	Jun 30, 2026	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024
	(in US $ millions)
Cost of revenues	2	1	1	1	1	1	—	—
Sales and marketing	9	11	10	13	12	13	13	15
Research and development	94	97	87	78	85	84	81	77
General and administrative	28	29	27	24	22	25	24	23
	133	138	125	116	120	123	118	115
(2) Includes amortization of acquired intangibles as follows:

	Three months ended
	Jun 30, 2026	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024
	(in US $ millions)
Cost of revenues	2	2	3	2	2	2	1	3
Sales and marketing	—	—	—	—	—	—	1	—
Research and development	—	1	1	1	1	1	—	1
	2	3	4	3	3	3	2	4

(3) Includes impairment related costs associated with right-of-use assets and leasehold improvements of $3 million in the third quarter of 2025 and $10 million in the second quarter of 2025.
(4) Includes loss on embedded derivative held to settle the Notes, initially with a $29 million unrealized loss during the third quarter of 2025, which then resulted in a $123 million realized loss during the fourth quarter of 2025.
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
Our principal cash requirements are for working capital and ongoing operations. Excluding current deferred revenue, working capital as of June 30, 2026 was $6.7 billion. Given the ongoing cash generated from operations and our existing cash and cash equivalents, we believe there is sufficient liquidity to meet our current and planned financial obligations over the next 12 months and into the foreseeable future. Our future cash requirements will depend on many factors, including but not limited to our growth rate, subscription renewal activity, the timing and extent of spending to support development of our platform, the expansion of sales and marketing activities, the macroeconomic conditions and overall levels of consumer spending on goods and potential strategic investments and acquisitions activity. Although we currently are not a party to any material undisclosed agreement and do not have any understanding with any third parties with respect to potential material investments in, or material acquisitions of, businesses or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
In the first quarter of 2026, the Company's Board of Directors authorized a share repurchase program of up to $2 billion of the Company’s outstanding Class A subordinate voting shares. The share repurchase program went into effect on February 17, 2026, has no fixed expiration date, and may be amended, suspended, or discontinued at any time, subject to applicable laws.
In the second quarter of 2026, the Company's Board of Directors authorized an additional $3 billion of the Company's outstanding Class A subordinate voting shares, in addition to the $2 billion previously authorized, bringing its aggregate share repurchase authorization to $5 billion.
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
During the three months ended June 30, 2026, we repurchased $1.4 billion of our Class A subordinate voting shares under our share repurchase program. As of June 30, 2026, a total of $3.1 billion remained available for future repurchases of our Class A subordinate voting shares. See "Note 10 - Shareholders' Equity" to the condensed consolidated financial statements included in this report for more information about our share repurchase program.

Cash, Cash Equivalents and Marketable Securities
Cash, cash equivalents and marketable securities decreased by $831 million to $4.9 billion as of June 30, 2026 from $5.8 billion as of December 31, 2025, as a result of cash used in repurchases of Class A subordinate voting shares and the purchase and origination of loans and merchant cash advances, net of repayments, offset by cash provided by our operations and maturities of marketable securities, net of purchases. Cash equivalents and marketable securities include money market funds, term deposits, U.S. federal bonds and agency securities and corporate bonds and commercial paper, all maturing within 12 months from June 30, 2026.
The following table summarizes our total cash, cash equivalents and marketable securities as well as our operating, investing and financing activities for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
	2026	2025
	(in US $ millions)
Cash, cash equivalents and marketable securities (end of period)	4,947	5,820
Net cash provided by (used in):
Operating activities(1)	1,139	795
Investing activities(1)	881	(871)
Financing activities	(1,902)	103
Effect of foreign exchange on cash and cash equivalents	(7)	17
Net increase (decrease) in cash and cash equivalents	111	44
(Decrease) increase in marketable securities(2)	(942)	297
Net (decrease) increase in cash, cash equivalents and marketable securities	(831)	341
(1) Starting in April 2026, the cash flows associated with merchant cash advances are presented within investing cash flows on a basis consistent with loans, given the similar nature of the underlying lending activities.
(2) Excludes $525 million and $831 million of marketable securities classified in "Long-term Investments" as of June 30, 2026 and 2025, respectively.
Changes in Merchant Cash Advances
In 2025, Canada amended regulations that impacted merchant cash advance products. As a result, we transitioned our Shopify Capital product in Canada, from merchant cash advances to loans which are accounted for under ASC 310, starting in April 2026.
Prompted by this transition, and concurrent with this product change for Canada, the cash flows associated with merchant cash advances are presented within investing cash flows on a basis consistent with loans, given the similar nature of the underlying lending activities. For the three months ended June 30, 2026, the changes described above resulted in a net cash use of $37 million presented in Investing activities after consideration of repayments and purchases and originations.
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
For the six months ended June 30, 2026, net cash provided by operating activities was primarily the result of operating income, once adjusted for non-cash items, slightly offset by changes in working capital resulting in a use of cash.

Cash Flows From Investing Activities
Net cash provided by investing activities in the six months ended June 30, 2026 was driven by $1.4 billion in maturities of marketable securities, net of purchases, partially offset by $473 million used for purchases and originations of loans and merchant cash advances, net of repayments and sales, $56 million used to purchase equity and other investments and $9 million used to purchase property and equipment.
Cash Flows From Financing Activities
Net cash used in financing activities in the six months ended June 30, 2026 was driven by $1.9 billion used for repurchases of Class A subordinate voting shares, offset by $9 million proceeds from the issuance of Class A subordinate voting shares and Class B restricted voting shares as a result of stock options exercises.
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
Item 3: Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, as discussed in Note 3 in our condensed consolidated financial statements and the accompanying notes for the fiscal quarter ended June 30, 2026, as well as in our audited consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2025. These risks primarily include foreign currency exchange risk, equity and other investments risk, interest rate risk, concentration of credit risk and inflation risk, as discussed below. We regularly assess these risks to minimize any adverse effects on our business as a result of those factors.

Foreign Currency Exchange Risk
While the majority of our revenues, cost of revenues and operating expenses are denominated in USD, a significant portion are denominated in foreign currencies. Due to offering Shopify Payments, Shopify Capital, subscriptions and other billings to select countries in local currency, a significant proportion of revenue transactions are denominated in EUR, GBP, CAD and AUD. A significant proportion of operating expenses are also incurred in the aforementioned foreign currencies. We therefore are subject to foreign currency exchange risk related to these currencies and fluctuations in foreign currency exchange rates. To help mitigate the impacts associated with foreign currency fluctuations on future cash flows from operating expenses, we maintain a portfolio of foreign exchange derivative products designated as hedging instruments.
Effect of Foreign Exchange Rates
The following non-GAAP financial measures convert our revenues, cost of revenues, operating expenses and income from operations in the current reporting period using the comparative prior year period's monthly average exchange rates:

	Three months ended June 30,
	2026			2025
	GAAP Amounts as Reported	Exchange Rate Effect(1)	At Prior Period Effective Rates(2)	GAAP Amounts as Reported
	(in US $ millions)
Revenues	3,583	(16)	3,567	2,680
Cost of revenues	(1,875)	4	(1,871)	(1,378)
Operating expenses	(1,220)	1	(1,219)	(1,011)
Income from operations	488	(11)	477	291

	Six months ended June 30,
	2026			2025
	GAAP Amounts as Reported	Exchange Rate Effect(1)	At Prior Period Effective Rates(2)	GAAP Amounts as Reported
	(in US $ millions)
Revenues	6,753	(70)	6,683	5,040
Cost of revenues	(3,499)	26	(3,473)	(2,569)
Operating expenses	(2,384)	12	(2,372)	(1,977)
Income from operations	870	(32)	838	494
(1) Represents the increase or decrease in GAAP amounts reported resulting from using the comparative period's effective foreign exchange rates. The exchange rate effect is primarily driven by fluctuations in EUR, AUD, GBP, and CAD foreign exchange rates.
(2) Represents the outcome that would have resulted if the comparative period's effective foreign exchange rates are applied to the current reporting period.
This effect of foreign exchange rates on our condensed consolidated statements of operations and comprehensive income disclosure is a supplement to our condensed consolidated financial statements, which are prepared and presented in accordance with U.S. GAAP. We have provided the above non-GAAP disclosure as we believe it presents a clear comparison of our period to period operating results by removing the impact of fluctuations in foreign exchange rates and to assist investors in understanding our financial and operating performance. Non-GAAP financial measures are not recognized measures for financial statement presentation under U.S. GAAP, do not have standardized meanings and may not be comparable to similar measures presented by other public companies. Such non-GAAP financial measures should be considered as a supplement to, and not as a substitute for, or superior to, the corresponding measures calculated in accordance with U.S. GAAP.

The following table summarizes the effects on revenues, cost of revenues, operating expenses and income from operations of a 10% strengthening of all foreign currencies the Company transacts in versus the USD without considering the impact of the Company's hedging activities and factoring in any potential changes in demand for the Company's solutions as a result of fluctuations in exchange rates:

	Six months ended June 30,
	2026			2025
	GAAP Amounts As Reported	Exchange Rate Effect(1)(2)	At 10% Stronger Rates(3)	GAAP Amounts As Reported	Exchange Rate Effect(1)(2)	At 10% Stronger Rates(3)
	(in US $ millions)
Revenues	6,753	163	6,916	5,040	113	5,153
Cost of revenues	(3,499)	(72)	(3,571)	(2,569)	(52)	(2,621)
Operating expenses	(2,384)	(58)	(2,442)	(1,977)	(55)	(2,032)
Income from operations	870	33	903	494	6	500
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
Equity and Other Investments Risk
We hold equity and other investments that are subject to market-related risks that could substantially reduce or increase the fair value of our holdings. As of June 30, 2026, we had equity and other investments in public and private companies and our equity method investment totaled $5.4 billion. Our equity and other investments with readily determinable fair values, representing $2.7 billion of our investments as of June 30, 2026, are recorded at fair value, which is subject to market price volatility. Our equity investments in private companies, representing $1.6 billion of our investments as of June 30, 2026, are recorded using the measurement alternative and are assessed each reporting period for observable price changes and impairments, which may involve estimates and judgments given the lack of readily available market data. Certain equity investments in private companies are in the early stages of development and are inherently risky due to their lack of operational history. Our equity method investment in Flexport, representing $559 million of our investments as of June 30, 2026, is subject to market-related risks based on our share of income or loss, including amortization of the basis difference, from this investment which may cause volatility to our earnings. Our debt investments in convertible notes of private companies are recorded at fair value representing $587 million of our investments as of June 30, 2026, which are impacted by the underlying entities' valuations and interest rates. Our investment option derivative to purchase Series B common shares in Klaviyo, representing $9 million of our investments as of June 30, 2026, is impacted by market price volatility and interest rates.
Our marketable securities greater than one year, and less than 3 years, representing $525 million of our investments as of June 30, 2026, are recorded at carrying value and any changes in the fair value due to the interest rate are not recorded until the investment is sold as they are classified as "held to maturity".
The results from these changes may fluctuate from period to period and may cause volatility to our earnings as well as impact comparability of our results from period to period.
Interest Rate Risk
We had cash, cash equivalents and marketable securities in our cash management program totaling $4.9 billion as of June 30, 2026. The cash and cash equivalents are held for operations and working capital purposes. Our investments within cash, cash equivalents and marketable securities are made for capital preservation purposes. We do not enter into these types of investments for trading or speculative purposes.

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

Management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures and have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2026.
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
Share repurchase activity for the three months ended June 30, 2026 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs(1)
(in US $ millions, except share and share price amounts)
April 30, 2026	3,333,221	$121.67	3,333,221	$1,081
May 31, 2026	4,984,079	$105.70	4,984,079	$554
June 30, 2026	4,328,657	$112.43	4,328,657	$3,067
	12,645,957		12,645,957
(1) In the first quarter of 2026, the Company's Board of Directors authorized a share repurchase program of up to $2 billion of the Company’s outstanding Class A subordinate voting shares. The share repurchase program went into effect on February 17, 2026, has no fixed expiration date, and may be amended, suspended, or discontinued at any time, subject to applicable laws.
In the second quarter of 2026, the Company's Board of Directors authorized an additional $3 billion of the Company's outstanding Class A subordinate shares, in addition to the $2 billion previously authorized, bringing its aggregate repurchase authorization to $5 billion.
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
During the three months ended June 30, 2026, we repurchased $1.4 billion of our Class A subordinate voting shares under our share repurchase program. As of June 30, 2026, a total of $3.1 billion remained available for future repurchases of our Class A subordinate voting shares.
(2) Excludes broker commissions and excise tax estimates.
Item 3: Defaults Upon Senior Securities
Not applicable.
Item 4: Mine Safety Disclosures
Not applicable.

Item 5: Other Information
During the three months ended June 30, 2026, Jeff Hoffmeister, the Company's Chief Financial Officer, adopted a trading plan that provides for the potential sale of up to 20,000 of the Company’s Class A Subordinate Voting Shares. The plan will terminate on June 15, 2027, subject to early termination for certain specified events set forth in the plan.
On July 31, 2026, the Company entered into a new employment agreement with Jessica Hertz, the Company's Chief Operating Officer, in connection with her relocation to Toronto, Canada. The agreement supersedes Ms. Hertz's prior employment agreement dated March 23, 2022. Her base salary, granted equity awards, and change of control benefits remain unchanged. The agreement includes, among other things, provisions regarding the Company's benefit plans, entitlements on termination, and confidentiality, non-competition and non-solicitation.
The Company also agreed to provide relocation assistance addressing the costs arising from her change in country of employment. Ms. Hertz is eligible for reimbursement of documented relocation costs up to a cap, immigration and tax preparation services, and housing assistance for either the purchase of a residence or rental accommodation, but not both, subject to a maximum in each case and limited to costs incurred within 24 months following the relocation. Ms. Hertz is also eligible for equalization amounts with respect to her base salary, equity compensation, and these relocation benefits, which are intended to offset the financial impact of the relocation. Actual amounts incurred will be included, as appropriate, in the Company’s annual executive compensation disclosures.

Item 6: Exhibits
Index to Exhibits

Incorporated by Reference
No.	Exhibit Description	Filed or Furnished with this 10-Q	Form	File No.	Exhibit	Date Filed
10.1	Employment Agreement, dated July 31, 2026, between Jessica Hertz and the Company	X
31.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Shareholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags
X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL	X
*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
August 5, 2026
Shopify Inc.

/S/ Jeff Hoffmeister
Jeff Hoffmeister
Chief Financial Officer
(principal financial officer)