Form 10-Q
period 2026-09-30
SHOPIFY INC.
filed 2026-11-03
CIK 1594805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 1,208,456,928 Class A Subordinate Voting Shares, 78,065,084 Class B Restricted Voting Shares and 1 Founder Share issued and outstanding as of October 30, 2026.

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
•our tax positions and our expectations about defending them with global tax authorities; and
•our expectations with respect to adapting our current facilities.
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

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements (unaudited)

Shopify Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(Expressed in US $ millions, except share amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	1,868	1,545
Marketable securities	2,859	4,233
Trade and other receivables, net	483	500
Loans and merchant cash advances, net	2,350	1,784
Other current assets	226	234
	7,786	8,296
Long-term assets
Property and equipment, net	50	53
Operating lease right-of-use assets, net	102	88
Intangible assets, net	125	30
Deferred tax assets	83	33
Other long-term assets	50	39
Long-term investments	524	975
Equity and other investments ($3,205 and $3,619, carried at fair value)	4,911	4,582
Equity method investment	538	602
Goodwill	495	491
	6,878	6,893
Total assets	14,664	15,189
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	1,250	1,075
Deferred revenue	345	300
Operating lease liabilities	7	17
	1,602	1,392
Long-term liabilities
Deferred revenue	69	98
Operating lease liabilities	181	171
Deferred tax liabilities	63	55
	313	324
Contingencies (Note 9)
Shareholders’ equity
Common stock, unlimited Class A subordinate voting shares authorized, 1,208,317,826 and 1,225,830,706, issued and outstanding; unlimited Class B restricted voting shares authorized, 78,065,084 and 78,073,594 issued and outstanding; 1 Founder Share authorized, 1 and 1 issued and outstanding	8,219	10,376
Additional paid-in capital	293	236
Accumulated other comprehensive (loss) income	(6)	1
Accumulated surplus	4,243	2,860
Total shareholders’ equity	12,749	13,473
Total liabilities and shareholders’ equity	14,664	15,189
The accompanying notes are an integral part of these condensed consolidated financial statements.

Shopify Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited)
(Expressed in US $ millions, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenues
Subscription solutions	836	699	2,388	1,975
Merchant solutions	2,906	2,145	8,107	5,909
	3,742	2,844	10,495	7,884

Cost of revenues
Subscription solutions	175	128	486	372
Merchant solutions	1,786	1,325	4,974	3,650
	1,961	1,453	5,460	4,022

Gross profit	1,781	1,391	5,035	3,862

Operating expenses
Sales and marketing	466	410	1,460	1,230
Research and development	497	375	1,379	1,146
General and administrative	130	115	381	346
Transaction and loan losses	120	148	377	303
Total operating expenses	1,213	1,048	3,597	3,025
Income from operations	568	343	1,438	837

Other income (expense), net
Interest income	65	81	206	252
Net realized gain on equity and other investments	10	—	14	1
Net unrealized (loss) gain on equity and other investments	(127)	(62)	58	(402)
Net loss on equity method investment	(21)	(21)	(64)	(68)
Unrealized loss on embedded derivative	—	(29)	—	(29)
Foreign exchange gain (loss)	4	(4)	(12)	26
Total other (expense) income, net	(69)	(35)	202	(220)
Income before income taxes	499	308	1,640	617
Provision for income taxes	(37)	(44)	(257)	(129)
Net income	462	264	1,383	488

Net income per share attributable to shareholders:
Basic	$0.36	$0.20	$1.07	$0.38
Diluted	$0.36	$0.20	$1.06	$0.37

Weighted average shares used to compute net income per share attributable to shareholders:
Basic	1,286,866,079	1,300,069,685	1,295,087,677	1,297,764,857
Diluted	1,290,726,742	1,312,872,709	1,298,617,944	1,310,028,907

Other comprehensive income (loss)
Unrealized gain (loss) on cash flow hedges	2	(9)	(9)	12
Tax effect on unrealized (loss) gain on cash flow hedges	(1)	3	2	(3)
Total other comprehensive income (loss)	1	(6)	(7)	9
Comprehensive income	463	258	1,376	497
The accompanying notes are an integral part of these condensed consolidated financial statements.

Shopify Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)
(Expressed in US $ millions, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Surplus	Total
	Shares	Amount
As of December 31, 2024	1,294,580,140	9,634	305	(10)	1,629	11,558
Exercise of stock options	1,190,811	87	(28)	—	—	59
Stock-based compensation	—	—	114	—	—	114
Vesting of restricted share units	1,055,597	86	(88)	—	—	(2)
Issuance of shares related to business acquisition	252,257	24	(24)	—	—	—
Net loss and comprehensive income for the period	—	—	—	4	(682)	(678)
As of March 31, 2025	1,297,078,805	9,831	279	(6)	947	11,051
Exercise of stock options	1,132,628	68	(24)	—	—	44
Stock-based compensation	—	—	113	—	—	113
Vesting of restricted share units	1,156,751	86	(87)	—	—	(1)
Net income and comprehensive income for the period	—	—	—	11	906	917
As of June 30, 2025	1,299,368,184	9,985	281	5	1,853	12,124
Exercise of stock options	706,028	34	(10)	—	—	24
Stock-based compensation	—	—	107	—	—	107
Vesting of restricted share units	1,206,840	104	(106)	—	—	(2)
Net income and comprehensive loss for the period	—	—	—	(6)	264	258
As of September 30, 2025	1,301,281,052	10,123	272	(1)	2,117	12,511

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Surplus	Total
	Shares	Amount
As of December 31, 2025	1,303,904,301	10,376	236	1	2,860	13,473
Exercise of stock options	202,056	10	(4)	—	—	6
Stock-based compensation	—	—	132	—	—	132
Vesting of restricted share units	886,692	106	(109)	—	—	(3)
Common stock, repurchased	(4,214,019)	(521)	—	—	—	(521)
Net loss and comprehensive loss for the period	—	—	—	(5)	(581)	(586)
As of March 31, 2026	1,300,779,030	9,971	255	(4)	2,279	12,501
Exercise of stock options	112,390	5	(2)	—	—	3
Stock-based compensation	—	—	128	—	—	128
Vesting of restricted share units	961,125	105	(107)	—	—	(2)
Common stock, repurchased	(12,645,957)	(1,445)	—	—	—	(1,445)
Net income and comprehensive loss for the period	—	—	—	(3)	1,502	1,499
As of June 30, 2026	1,289,206,588	8,636	274	(7)	3,781	12,684
Exercise of stock options	372,633	22	(7)	—	—	15
Stock-based compensation	—	—	140	—	—	140
Vesting of restricted share units	1,089,538	111	(114)	—	—	(3)
Common stock, repurchased	(4,285,848)	(550)	—	—	—	(550)
Net income and comprehensive income for the period	—	—	—	1	462	463
As of September 30, 2026	1,286,382,911	8,219	293	(6)	4,243	12,749
The accompanying notes are an integral part of these condensed consolidated financial statements.

Shopify Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(Expressed in US $ millions)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Cash flows from operating activities
Net income for the period	462	264	1,383	488
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	7	8	21	24
Stock-based compensation	140	107	400	334
Impairment of right-of-use assets and leasehold improvements	—	3	—	13
Provision for transaction and loan losses	67	102	209	189
Deferred income tax recovery	(68)	(5)	(42)	(36)
Revenue related to non-cash consideration	(13)	(12)	(38)	(37)
Unrealized loss on embedded derivative	—	29	—	29
Net loss (gain) on equity and other investments	117	62	(72)	401
Net loss on equity method investment	21	21	64	68
Unrealized foreign exchange loss (gain)	1	4	19	(54)
Changes in operating assets and liabilities	84	(70)	13	(111)
Net cash provided by operating activities	818	513	1,957	1,308
Cash flows from investing activities
Purchases of property and equipment	(2)	(6)	(11)	(16)
Purchases of marketable securities	(866)	(1,460)	(2,363)	(4,642)
Maturities of marketable securities	1,302	1,956	4,215	4,751
Purchases and originations of loans and merchant cash advances(1)	(1,700)	(996)	(4,633)	(2,745)
Repayments and sales of loans and merchant cash advances(1)	1,471	849	3,931	2,253
Purchases of equity and other investments	(161)	(8)	(217)	(83)
Acquisition of businesses, net of cash acquired	(5)	—	(5)	(56)
Acquisition of intangible assets	(99)	—	(99)	—
Other	—	—	3	2
Net cash (used in) provided by investing activities	(60)	335	821	(536)
Cash flows from financing activities
Proceeds from the exercise of stock options	15	24	24	127
Repurchases of common stock	(562)	—	(2,473)	—
Net cash (used in) provided by financing activities	(547)	24	(2,449)	127
Effect of foreign exchange on cash, cash equivalents and restricted cash	1	—	(6)	17
Net increase in cash, cash equivalents and restricted cash	212	872	323	916
Cash, cash equivalents and restricted cash – beginning of period	1,656	1,542	1,545	1,498
Cash, cash equivalents and restricted cash – end of period	1,868	2,414	1,868	2,414

Supplemental cash flow information:
Cash paid for income taxes, net	70	23	311	111
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
The quarterly results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results expected for the full fiscal year.
3.Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies and no material updates in the Company's assessment of the recent accounting pronouncements not yet adopted during the three and nine months ended September 30, 2026, as compared to the significant accounting policies described in the Company’s annual consolidated financial statements for the year ended December 31, 2025.
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
Although foreign currency fluctuations associated with revenues and costs may partially offset one another in earnings, the Company uses foreign exchange derivative products to mitigate a portion of the remaining exposure of foreign currency fluctuations as discussed in "Note 4 - Financial Instruments". By their nature, derivative financial instruments involve risk, including the credit risk of non-performance by counterparties.

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
The following tables summarize debt securities by balance sheet classification and level within the fair value hierarchy:

	September 30, 2026
	Carrying Value
	Cash Equivalents	Marketable Securities	Long-term Investments	Equity and Other Investments	Fair Value
	(in US $ millions)
Level 1:
U.S. term deposits	—	250	—	—	257
U.S. federal bonds and agency securities	267	1,207	417	—	1,883
Corporate bonds and commercial paper	51	—	—	—	51
	318	1,457	417	—	2,191

Level 2:
Corporate bonds and commercial paper	—	1,402	107	—	1,507

Level 3:
Convertible notes in private companies	—	—	—	599	599
	318	2,859	524	599	4,297
The fair values of marketable securities above include accrued interest of $25 million, which is excluded from the carrying amounts. The accrued interest is included in "Trade and other receivables, net" in the condensed consolidated balance sheets. Additional accrued interest of $142 million recognized on the convertible notes in private companies is included in the carrying amount and fair value above.

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
The following table outlines estimated fair values of our debt securities by date of contractual maturity as of September 30, 2026:

Fair Value
(in US $ millions)
Due within one year	3,179
Due after one year to three years	519
3,698

Equity Securities
The Company holds equity investments in public and private companies that were obtained through a combination of direct investment and strategic partnerships.
Equity Investments with Readily Determinable Fair Values
Equity investments with readily determinable fair values are comprised of:

	September 30, 2026			December 31, 2025
	Level 1	Level 3	Total	Level 1	Level 3	Total
	(in US $ millions)
Affirm Holdings, Inc.	1,405	—	1,405	1,511	—	1,511
Global-E Online Ltd.	879	—	879	868	—	868
Klaviyo, Inc.(1)	272	20	292	529	70	599
Other	20	—	20	8	—	8
	2,576	20	2,596	2,916	70	2,986
(1) In the three and nine months ended September 30, 2026, $5 million and $22 million was transferred from Level 3 to Level 1, respectively, due to the vesting of warrants (September 30, 2025 - $10 million and $33 million). The equity investments categorized as Level 3 in the fair value hierarchy represent unvested warrants that require the application of a discount for lack of marketability which was 8% at September 30, 2026 (December 31, 2025 - 11%).
Adjustments related to equity and other investments with readily determinable fair values for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in US $ millions)
Balance, beginning of the period	2,703	2,755	2,986	3,183

Adjustments related to equity and other investments with readily determinable fair values:
Investments received as part of sale of equity and other investments	19	—	19	—
Sale of equity and other investments	—	—	(5)	—
Net unrealized (losses) gains	(126)	28	(404)	(400)
Balance, end of the period	2,596	2,783	2,596	2,783
Equity Investments without Readily Determinable Fair Values
The carrying value of equity investments in private companies without readily determinable fair values were as follows:

	September 30, 2026	December 31, 2025
	(in US $ millions)
Total initial value	1,287	1,068
Cumulative gross unrealized gains	838	310
Cumulative gross unrealized losses and impairment	(419)	(415)
Total carrying value of equity and other investments without readily determinable fair values	1,706	963

Adjustments related to equity and other investments without readily determinable fair values for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in US $ millions)
Balance, beginning of the period	1,555	988	963	717
Purchases of equity and other investments	161	8	226	83
Investments received as non-cash consideration in exchange for services	—	—	8	—
Gross unrealized gains(1)	6	—	530	165
Sales of equity and other investments(2)	(9)	—	(14)	(1)
Gross unrealized losses and impairments(3)	(7)	(22)	(7)	(37)
Transfers into measurement alternative(4)	—	—	—	47
Balance, end of the period	1,706	974	1,706	974
(1) During the nine months ended September 30, 2026, the Company identified an observable price change resulting in the remeasurement of a private investment at fair value on a non-recurring basis. The resulting unrealized gains of $511 million (September 30, 2025 - $163 million) were presented as "Net unrealized (loss) gain on equity and other investments" in the condensed consolidated statements of operations and comprehensive income.
(2) During the three and nine months ended September 30, 2026, the Company held investments in private companies, which were acquired by third parties, resulting in the deemed sale of equity and other investments. The resulting realized gains are presented as "Net realized gain on equity and other investments" in the condensed consolidated statements of operations and comprehensive income.
(3) During the three and nine months ended September 30, 2026 and 2025, the Company applied certain valuation methods based on information available, including the market approach and option pricing models in order to quantify the level of impairment recognized. The resulting unrealized losses and impairments were presented as "Net unrealized (loss) gain on equity and other investments" in the condensed consolidated statements of operations and comprehensive income.
(4) In the nine months ended September 30, 2025, convertible notes in private companies with a fair value of $45 million and accrued interest of $2 million were converted and transferred from debt securities to equity investments without readily determinable fair values.
As of September 30, 2026, included in the total $1,706 million of equity and other investments without readily determinable fair values, $1,380 million was remeasured at fair value and was classified within Level 3 of the fair value measurement hierarchy on a non-recurring basis.
Equity Method Investment
The Company holds an equity method investment in Flexport which is presented within "Equity method investment" in the condensed consolidated balance sheets and is carried at the amount of Shopify’s original investment, as adjusted each period for Shopify’s share of the investee’s income or loss and the basis difference amortization, which is the difference between the fair value of our investment in the company and the underlying equity in the net assets of the investee. Results are reported with a one-quarter delay due to the timing of financial information availability from the investee. For the three and nine months ended September 30, 2026, our share of the loss in the investee was $21 million and $64 million, respectively (September 30, 2025 - $21 million and $68 million), and is presented within "Net loss on equity method investment" in the condensed consolidated statements of operations and comprehensive income.
Derivative Instruments and Hedging
As of September 30, 2026, the Company held foreign exchange forward contracts and options for USD, CAD, GBP, EUR and Australian dollars ("AUD") with a total notional value of $779 million (December 31, 2025 - $702 million), to fund a portion of its operations. The fair value of foreign exchange forward contracts and options was based upon Level 2 inputs, which included period-end mid-market quotations for each underlying contract as calculated by the financial institution with which the Company has transacted. The quotations are based on bid/ask quotations and represent the discounted future settlement amounts based on current market rates.

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
The fair values of outstanding derivative instruments were as follows:

	September 30, 2026	December 31, 2025
	(in US $ millions)
Level 2:
Foreign exchange forward contracts and options assets (classified in other current assets)	1	4
Foreign exchange forward contract liabilities (classified in accounts payable and accrued liabilities)	6	1
Unrealized gains and losses related to changes in the fair value of foreign exchange forward contracts and options designated as cash flow hedges were as follows:

	September 30, 2026	September 30, 2025
	(in US $ millions)
Unrealized gains	—	2
Unrealized losses	(6)	(3)
Total net unrealized losses	(6)	(1)
These unrealized losses were included in "Accumulated other comprehensive (loss) income", "Other current assets" and "Accounts payable and accrued liabilities" in the condensed consolidated balance sheets. These amounts are expected to be reclassified into earnings over the next twelve months.
Realized losses related to the maturity of foreign exchange forward contracts and options designated as cash flow hedges were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in US $ millions)
Realized losses in operating expenses	(2)	(6)	(2)	(12)
Derivative Instruments Not Designated as Hedges
The Company holds an investment option to purchase 15,743,174 of Series B common shares of Klaviyo, Inc. at an exercise price of $88.93 with an expiration date of July 28, 2030. The options are fair valued quarterly under Level 3 of the fair value hierarchy as certain unobservable inputs are used within the Black-Scholes model as well as a discount for lack of marketability. The fair value of the options as of September 30, 2026, utilizing a discount for lack of marketability of 18%, was $10 million (December 31, 2025 - 21% and $75 million) and is presented within "Equity and other investments" in the condensed consolidated balance sheets. The Company recognized an unrealized loss of $65 million for the nine months ended September 30, 2026 (three and nine months ended September 30, 2025 - unrealized loss of $75 million and $147 million, respectively) and is presented as a component of "Net unrealized (loss) gain on equity and other investments".

5.Trade and Other Receivables
Trade receivables and unbilled revenues, net of allowance for credit losses, were as follows:

	September 30, 2026	December 31, 2025
	(in US $ millions)
Unbilled revenues, net	270	229
Trade receivables, net	108	98
Indirect taxes receivable	48	109
Accrued interest	25	39
Other receivables	32	25
	483	500
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
Activity in the allowance for credit losses was as follows for the three and nine months ended:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in US $ millions)
Balance, beginning of the period	21	16	17	16
Provision for credit losses related to uncollectible receivables	13	7	26	21
Write-offs	(6)	(6)	(15)	(20)
Balance, end of the period	28	17	28	17
6.Loans and Merchant Cash Advances

	September 30, 2026	December 31, 2025
	(in US $ millions)
Loans receivable, gross(1)	2,226	1,621
Merchant cash advances receivable, gross	370	358
Allowance for credit losses related to uncollectible loans and merchant cash advances receivable	(246)	(195)
Loans and merchant cash advances, net	2,350	1,784
(1) Included in the loans receivable gross balance as of September 30, 2026 is $35 million of interest receivable (December 31, 2025 - $24 million).
Certain loans and merchant cash advances are facilitated by the Company and originated by a bank partner, from whom the Company then purchases the loans and merchant cash advances obtaining all rights, title and interest or discount. In the three and nine months ended September 30, 2026, the Company purchased $1.5 billion and $4.3 billion, respectively, of loans and merchant cash advances to Shopify merchants (September 30, 2025 - $1.0 billion and $2.8 billion).
In the three and nine months ended September 30, 2026, the Company recognized revenue of $96 million and $271 million, respectively, related to interest and fees earned on the Company's loans, which do not represent revenues recognized in the scope of ASC 606, Revenue from Contracts with Customers (September 30, 2025 - $66 million and $185 million).
The following table summarizes the activities of the Company’s allowance for credit losses related to uncollectible loans and merchant cash advances receivable for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in US $ millions)
Allowance, beginning of the period	242	169	195	141
Provision for credit losses related to uncollectible loans and merchant cash advances receivable	63	49	217	137
Loans and merchant cash advances receivable charged off, net of recoveries	(59)	(41)	(166)	(101)
Allowance, end of the period	246	177	246	177
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

	September 30, 2026
	Year of origination
	2026	2025	2024	Total	Percent
	(in US $ millions)
Current	2,251	113	—	2,364	91.1%
30-89 Days	26	12	—	38	1.5%
90-179 Days	19	17	1	37	1.4%
180+ Days	80	68	9	157	6.0%
Total	2,376	210	10	2,596	100.0%

	December 31, 2025
	Year of origination
	2025	2024	Total	Percent
	(in US $ millions)
Current	1,803	19	1,822	92.0%
30-89 Days	16	6	22	1.1%
90-179 Days	16	7	23	1.2%
180+ Days	77	35	112	5.7%
Total	1,912	67	1,979	100.0%
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

7.Deferred Revenue

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in US $ millions)
Balance, beginning of the period	414	421	398	430
Deferral of revenue(1)	137	122	227	211
Recognition of deferred revenue from beginning balance	(137)	(133)	(211)	(231)
Balance, end of the period	414	410	414	410

(1) Deferral of revenue includes only the portion of collections from merchant billings throughout the period, primarily related to subscription fees, for which the services have not yet been provided. The amounts primarily exclude subscription revenue that has both been deferred and recognized within the period presented.

	September 30, 2026	September 30, 2025
	(in US $ millions)
Current portion	345	300
Long-term portion	69	110
	414	410
The opening balances of current and long-term deferred revenue were $283 million and $147 million, respectively, as of January 1, 2025.
As of September 30, 2026, the long-term deferred revenue, excluding non-cash consideration received, will be recognized ratably over the remaining terms of the contracts with the customers, which range from two years to three years.
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
The table below summarizes the gross changes in deferred revenue associated with this non-cash consideration received for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in US $ millions)
Balance, beginning of the period	124	165	141	190
Non-cash consideration received in exchange for services	—	—	8	—
Revenue recognized related to non-cash consideration	(13)	(12)	(38)	(37)
Balance, end of the period	111	153	111	153

Current portion			47	49
Long-term portion			64	104
			111	153
The Company will recognize this revenue ratably over the remaining terms of the respective strategic partnership service agreements, which range from one year to three years.

8.Credit Facility
The Company has entered into a revolving credit facility with Royal Bank of Canada for $100 million. The credit facility bears interest at the Royal Bank US Base Rate plus a spread on drawn amounts. As of September 30, 2026 the effective rate was 7.50% and no cash amounts were drawn under this credit facility.
9.Contingencies
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
10.Related Parties
The Company has a commercial agreement with Flexport, a company in which it has an equity method investment. The Company is entitled to earn a share of revenues for orders processed or otherwise sent through services provided by Shopify, subject to certain financial conditions. In the three and nine months ended September 30, 2026, as certain financial conditions were not met, the Company recognized nil revenue related to this agreement. The Company has a separate agreement with Flexport to provide co-marketing services for the coordinated marketing of fulfillment-related products and services to current and prospective merchants. In the three and nine months ended September 30, 2026, the Company recognized $3 million and $9 million of expense in the condensed consolidated statements of operations and comprehensive income (September 30, 2025 - $2 million and $6 million), respectively, and as of September 30, 2026, $9 million in "Other current assets" and $9 million in "Other long-term assets" in the condensed consolidated balance sheets are related to this agreement.
The Company also has an investment in Flexport in the form of convertible notes with a fair value of $351 million as of September 30, 2026 (December 31, 2025 - $326 million). The Company has elected to account for it using the fair value option for the investment, which is classified within "Equity and other investments" in the condensed consolidated balance sheets. In the three and nine months ended September 30, 2026, the Company has recognized $10 million and $29 million of interest income related to the convertible notes within "Interest income" (September 30, 2025 - $9 million and $26 million), and an immaterial amount of unrealized gains in the condensed consolidated statements of operations and comprehensive income.

11.Shareholders’ Equity
Stock-Based Compensation
As of September 30, 2026, there were 531,772,589 shares reserved for issuance under the Company's Third Amended and Restated Stock Option Plan ("SOP") and the Third Amended and Restated Long Term Incentive Plan ("LTIP").
The following table summarizes the stock option and Restricted Share Unit ("RSU") award activities under the Company's share-based compensation plans for the nine months ended September 30, 2026:

	Shares Subject to Options Outstanding					Outstanding RSUs
	Number of Options(1)	Weighted Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value(2)	Weighted Average Grant Date Fair Value	Outstanding RSUs	Weighted Average Grant Date Fair Value
	(in US $ millions, except share and share price amounts)
December 31, 2025	10,200,678	80.03	7.22	826	—	3,486,886	110.16
Stock options granted	3,055,469	115.96			53.60
Stock options exercised	(687,079)	35.09
Stock options forfeited	(747,307)	82.08
RSUs granted						4,306,245	120.47
RSUs settled						(2,937,355)	112.63
RSUs forfeited						(510,825)	105.96
September 30, 2026	11,821,761	91.80	7.27	304	—	4,344,951	119.20

Stock options exercisable as of September 30, 2026	5,369,082	79.69	5.81	216
(1) As of September 30, 2026, 11,815,800 of the outstanding stock options were granted under the Company's SOP and are exercisable for Class A subordinate voting shares and 5,961 of the outstanding stock options were granted under the Deliverr 2017 Stock Option and Grant Plan and are exercisable for Class A subordinate voting shares.
(2) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company's Class A subordinate voting shares as of September 30, 2026 and December 31, 2025.
As of September 30, 2026, the Company had issued 6,168 deferred share units ("DSUs") under its LTIP.
In connection with the acquisition of Vantage Discovery Inc. in the first quarter of 2025, 252,257 Class A subordinate voting shares were issued with trading restrictions. The restrictions on these shares are lifted over time and are being accounted for as stock-based compensation as the vesting is contingent on continued employment and therefore related to post-combination services. As of September 30, 2026, 157,663 of the Class A subordinate voting shares remained restricted.
The following table illustrates the classification of stock-based compensation expense in the condensed consolidated statements of operations and comprehensive income, which includes both stock-based compensation and restricted stock-compensation expense:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in US $ millions)
Cost of revenues	1	1	4	3
Sales and marketing	12	12	31	35
Research and development	99	73	282	232
General and administrative	28	21	83	64
	140	107	400	334

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
The following table summarizes repurchase activity under our share repurchase program for the nine months ended September 30, 2026:

	Shares Repurchased(1)	Average Price per Share(2)	Value of Shares Repurchased(2)	Remaining Amount Authorized
	(in US $ millions, except share and share price amounts)
Balance, beginning of the period				$—
Authorization of share repurchases in the first quarter of 2026				2,000
Authorization of additional share repurchases in the second quarter of 2026				3,000
Repurchase of shares of Class A subordinate voting shares	21,145,824	$117.09	2,476	(2,476)
Balance, end of the period				$2,524
(1) These repurchased shares of Class A subordinate voting shares were recognized within "Common stock".
(2) Excludes immaterial broker commissions and excise tax accruals.

12.Changes in Accumulated Other Comprehensive (Loss) Income
The following table summarizes the changes in accumulated other comprehensive (loss) income, which is reported as a component of shareholders’ equity:

	Nine months ended September 30,
	2026	2025
	(in US $ millions)
Balance, beginning of the period	1	(10)

Other comprehensive (loss) income before reclassifications	(11)	6
Gain on cash flow hedges reclassified from accumulated other comprehensive loss to earnings:
Sales and marketing	—	1
Research and development	2	4
General and administrative	—	1
Tax effect on unrealized (loss) gain on cash flow hedges	2	(3)
Other comprehensive (loss) income, net of tax	(7)	9
Balance, end of the period	(6)	(1)
13.Income Taxes
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
The Company had a provision for income taxes of $37 million in the three months ended September 30, 2026, as a result of earnings in various jurisdictions, largely offset by the release of valuation allowance against a portion of its U.S. federal and state deferred income tax assets and unrealized loss on equity and other investments.
The Company had a provision for income taxes of $257 million in the nine months ended September 30, 2026, as a result of earnings in various jurisdictions, partially offset by the release of valuation allowance against a portion of its U.S. federal and state deferred income tax assets.
Valuation allowance
At each reporting date, the Company assesses whether its deferred tax assets are more likely than not to be realized, weighing all available positive and negative evidence. During the three months ended September 30, 2026, the Company concluded that a portion of its U.S. federal and state deferred tax assets is now more likely than not to be realized. The main positive evidence was sustained profits of its U.S. operations and projections of future taxable income. As a result, the Company released $63 million of valuation allowance as a discrete tax benefit in the period.
The Company continues to maintain a valuation allowance against the net deferred tax assets in the United States that are capital in nature, due to lack of positive evidence to meet the more-likely-than-not standard for recognition.

The Company had a provision for income taxes of $44 million and $129 million in the three and nine months ended September 30, 2025, respectively, as a result of earnings in various jurisdictions, partially offset by unrealized loss on equity and other investments.
Tax examinations and uncertain tax positions
The Company continues to be subject to review and audit by tax authorities around the world, which may lead to adjustments to our tax liabilities. In 2025, we received a proposed assessment from the Canada Revenue Agency ("CRA") related to the Company’s transfer pricing for the year ending December 31, 2020. During the three months ended September 30, 2026, the CRA notified us that they intend to reassess us for additional income taxes of $24 million, plus interest for the year ending December 31, 2020 based on the proposed assessment received in 2025. The Company's 2021 to 2026 tax years remain open to examination. If the CRA reassesses us under the same basis for those years, the Company could be subject to additional income taxes that may be material. We disagree with the proposed assessment and intend to defend our position vigorously.
The Company has evaluated this matter under its accounting policy for uncertain tax positions and has not recorded a liability as it believes it is more likely that the Company's position will be sustained. While we believe that our tax position is appropriate, the final determination and timing of resolution of the above matter, and any other tax audits or litigation cannot be predicted with certainty. We continue to monitor the progress of tax audits with tax authorities each reporting period. Changes in recognition or measurement are recorded in the period in which new information becomes available.

14.Net Income per Share
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
The following table summarizes the reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in US $ millions, except share and per share amounts)
Numerator:
Net income	462	264	1,383	488

Denominator:
Basic weighted average number of shares outstanding	1,286,866,079	1,300,069,685	1,295,087,677	1,297,764,857
Weighted average effect of dilutive securities:
Stock options	1,133,553	4,369,596	2,599,106	3,972,952
Restricted share units	2,725,124	2,043,057	929,289	1,893,677
Convertible senior notes	—	6,388,480	—	6,388,480
Deferred share units	1,986	1,891	1,872	8,941
Diluted weighted average number of shares	1,290,726,742	1,312,872,709	1,298,617,944	1,310,028,907

Net income per share:
Basic	$0.36	$0.20	$1.07	$0.38
Diluted	$0.36	$0.20	$1.06	$0.37

Common stock equivalents excluded from net income per diluted share because they are anti-dilutive:
Stock options	1,005,445	512,241	1,054,385	125,584
Restricted share units	71,640	15,859	346,921	210,797
Deferred share units	449	—	624	365
	1,077,534	528,100	1,401,930	336,746

15.Segment and Geographical Information
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
The following table presents total external revenues by geographic location, based on the location of the Company’s merchants:

	Three months ended September 30,				Nine months ended September 30,
	2026		2025		2026		2025
	(in US $ millions, except percentages)
North America
United States	2,373	63%	1,783	63%	6,657	63%	4,986	63%
Canada	172	5%	138	5%	490	5%	390	5%
Europe	766	20%	592	20%	2,140	20%	1,585	20%
APAC	362	10%	282	10%	1,020	10%	787	10%
Rest of World	69	2%	49	2%	188	2%	136	2%
Total Revenue	3,742	100%	2,844	100%	10,495	100%	7,884	100%

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
In this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), "we", "us", "our", "Shopify" and "the Company" refer to Shopify Inc. and its consolidated subsidiaries, unless the context requires otherwise. In this MD&A, we present Shopify's results of operations and cash flows for the three and nine months ended September 30, 2026 and 2025, and our financial position as of September 30, 2026. You should read this MD&A in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes thereto in Part I - Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in the Company's 2025 Form 10-K.
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
Business Overview
We believe we can help merchants of all verticals and sizes, from aspirational entrepreneurs to companies with large-scale, direct-to-consumer or business to business ("B2B") operations, or both, realize their potential at all stages of their business life cycle. In the nine months ended September 30, 2026, our platform facilitated gross merchandise volume ("GMV") of $335.5 billion, representing an increase of 32% from the nine months ended September 30, 2025. A detailed description of this metric is presented below in the section entitled, "Key Performance Indicators".
During the nine months ended September 30, 2026, our total revenue was $10.5 billion, an increase of 33% versus the nine months ended September 30, 2025. Our business model has two revenue components: a recurring subscription component we call subscription solutions and a merchant success-based component we call merchant solutions.
In the nine months ended September 30, 2026, subscription solutions revenues accounted for 23% of our total revenues (September 30, 2025 - 25%). We offer a range of plans that increase in price depending on additional features and economic considerations. Shopify Plus is offered at a starting rate that is several times that of our standard Shopify plans. Shopify Plus solves for the complexity of merchants as they grow and scale globally, offering additional functionality and support, including features like Shopify Audiences, incremental B2B functionality and Launchpad, for ecommerce automation. Aldo, BarkBox, Carrier, Meta, Vuori, SKIMS and Supreme are a few of our notable merchants seeking a reliable, cost-effective and scalable commerce solution. The flexibility of our pricing plans is designed to help our merchants grow in a cost-effective manner and to provide more advanced features and support as their business needs evolve.
Revenue from subscription solutions is generated through the sale of subscriptions to our platform, including variable platform fees, as well as through the sale of subscriptions to our POS Pro offering, the sale of apps, the sale of themes and the registration of domain names. Subscription solutions revenues increased from $2.0 billion in the nine months ended September 30, 2025 to $2.4 billion in the nine months ended September 30, 2026, representing an increase of 21%. Our merchants typically enter into monthly subscription agreements. The revenue from these agreements is recognized over time on a ratable basis over the contractual term and therefore we have deferred revenue on our balance sheet. We do not consider this deferred revenue balance to be a good indicator of future revenue. Instead, we believe Monthly Recurring Revenue ("MRR") is most closely correlated with the long-term value of our merchant relationships. As of September 30, 2026, MRR totaled $230 million, representing an increase of 19% relative to MRR at September 30, 2025. A detailed description of this metric is presented below in the section entitled, "Key Performance Indicators".
We offer a variety of merchant solutions that are designed to add value to our merchants by passing on our economies of scale and augmenting our subscription solutions. During the nine months ended September 30, 2026, merchant solutions revenues accounted for 77% of total revenues (September 30, 2025 - 75%). We principally generate merchant solutions revenues from payment processing fees and currency conversion fees from Shopify Payments. Shopify Payments is a fully integrated payment solution. In addition to payment processing fees and currency conversion fees from Shopify Payments, we also generate merchant solutions revenue from our lending services and financial products, referral fees from partners, the sale of shipping labels, the sale of POS hardware, advertising on the Shopify App Store and Shop Campaigns, our buyer acquisition offering. The majority of our merchant solutions revenues are directionally correlated with the level of GMV that our merchants process through our platform. Merchant solutions revenues increased from $5.9 billion in the nine months ended September 30, 2025 to $8.1 billion in the nine months ended September 30, 2026, representing an increase of 37%.
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
The following table shows MRR and GMV for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in US $ millions)
Monthly Recurring Revenue	230	193	230	193
Gross Merchandise Volume	119,145	92,013	335,455	254,600

Monthly Recurring Revenue
MRR is the aggregate value of all subscription plans, excluding variable platform fees, in effect on the last day of the period, assuming merchants maintain their subscription the following month. Subscription plans to both our platform and our POS Pro offering are included in this calculation. When applicable, MRR relating to subscription plans billed in a merchant's local currency is converted to USD using the respective currency exchange rate as of the period end date. Prospective merchants that have joined the platform through special new merchant trial incentives, including paid trials, are included in MRR at their trial price while merchants on free trials are excluded from the calculation of MRR through the duration of the free trial. MRR allows us to average our various pricing plans and billing periods into a single, consistent number that we can track over time. We also consider the factors that contribute to MRR, specifically the number of paying merchants using our platform, the number of merchants that are on full-price plans or paid trials, the mix of subscription plan types and overall pricing of our subscription plans. In addition, we use MRR to forecast monthly, quarterly and annual subscription plan revenue, which makes up the majority of our subscription solutions revenue. We had $230 million of MRR as of September 30, 2026 compared to $193 million as of September 30, 2025.
In the three months ended September 30, 2026, the MRR growth rate for the period was consistent with the same period in 2025.
In the nine months ended September 30, 2026, the MRR growth rate for the period was higher than the same period in 2025 driven by the prior year impact of extending the length of paid trials.
Gross Merchandise Volume
GMV is the total dollar value of orders facilitated through our platform including certain apps and channels for which a revenue-sharing arrangement is in place in the period, net of refunds, and inclusive of shipping and handling, duty and value-added taxes. GMV does not represent revenue earned by us. However, the volume of GMV facilitated through our platform is an indicator of the success of our merchants and the strength of our platform. Our merchant solutions revenues are also directionally correlated with the level of GMV facilitated through our platform. For the three and nine months ended September 30, 2026 we facilitated GMV of $119.1 billion and $335.5 billion, respectively, (September 30, 2025 - $92.0 billion and $254.6 billion), representing year-over-year growth of 29% on a quarterly basis and 32% on a year-to-date basis (2025 vs 2024 - 32% and 29%). On a constant currency basis, in which GMV in the three and nine months ended September 30, 2026 is converted using the comparative period's monthly average exchange rates, year-over-year growth was 30% and 30% (2025 vs 2024 - 30% and 28%).
Factors Affecting the Comparability of Our Results
Change in Revenue Mix
As a result of the continued growth of Shopify Payments and select other products in merchant solutions, our revenues from merchant solutions in recent periods have grown faster than subscription solutions. Merchant solutions are intended to complement subscription solutions by providing additional value to our merchants and increasing their use of our platform. Gross profit margins on Shopify Payments, the biggest driver of merchant solutions revenue, are typically lower than on subscription solutions due to the associated third-party costs of providing this solution. We view Shopify Payments as beneficial to our operating margins, as it requires significantly less sales and marketing and research and development expenses than Shopify’s subscription business. The lower margins on merchant solutions compared to subscription solutions means that the continued growth of merchant solutions has caused in the past, and may cause in the future, a decline in our overall gross margin percentage.
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
Key Components of Results of Operations
See Part II — Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2025 Form 10-K for details on the key components of results of operations. There have been no material changes to our key components of results of operations during the nine months ended September 30, 2026, as compared to those described in our 2025 Form 10-K.

Quarterly Results of Operations
The following table sets forth a summary of our condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in US $ millions, except share and per share amounts)
Revenues
Subscription solutions	836	699	2,388	1,975
Merchant solutions	2,906	2,145	8,107	5,909
	3,742	2,844	10,495	7,884
Cost of revenues(1)(2)
Subscription solutions	175	128	486	372
Merchant solutions	1,786	1,325	4,974	3,650
	1,961	1,453	5,460	4,022
Gross profit	1,781	1,391	5,035	3,862
Operating expenses
Sales and marketing(1)	466	410	1,460	1,230
Research and development(1)(2)	497	375	1,379	1,146
General and administrative(1)	130	115	381	346
Transaction and loan losses	120	148	377	303
Total operating expenses	1,213	1,048	3,597	3,025
Income from operations	568	343	1,438	837
Net (loss) gain on equity and equity method investments(3)	(138)	(112)	8	(498)
Other income, net	69	77	194	278
Income before income taxes	499	308	1,640	617
Provision for income taxes	(37)	(44)	(257)	(129)
Net income	462	264	1,383	488
Net income per share attributable to shareholders:
Basic	$0.36	$0.20	$1.07	$0.38
Diluted	$0.36	$0.20	$1.06	$0.37
Weighted average shares used to compute net income per share attributable to shareholders:
Basic	1,286,866,079	1,300,069,685	1,295,087,677	1,297,764,857
Diluted	1,290,726,742	1,312,872,709	1,298,617,944	1,310,028,907
(1) Includes stock-based compensation expense and related payroll taxes as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in US $ millions)
Cost of revenues	1	1	4	3
Sales and marketing	13	13	33	38
Research and development	104	78	295	247
General and administrative	29	24	86	71
	147	116	418	359

(2) Includes amortization of acquired intangibles as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in US $ millions)
Cost of revenues	2	2	6	6
Research and development	—	1	1	3
	2	3	7	9
(3) Includes the impact of any gains and losses on the embedded derivative on our Notes that matured on November 1, 2025.
Revenues

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change
	(in US $ millions, except percentages)
Revenues
Subscription solutions	836	699	20%	2,388	1,975	21%
Merchant solutions	2,906	2,145	35%	8,107	5,909	37%
Total revenues	3,742	2,844	32%	10,495	7,884	33%

Percentage of revenues
Subscription solutions	22%	25%		23%	25%
Merchant solutions	78%	75%		77%	75%
Total revenues	100%	100%		100%	100%
Subscription Solutions
Subscription solutions revenues increased for the three months ended September 30, 2026 compared to the same period in 2025. The largest component of the period-over-period change was an increase in subscription fees of $125 million driven by an increase in MRR, which was a result of a higher number of merchants using our platform and by a larger percentage of subscriptions coming from higher priced plans, such as Plus. The increase was also driven by higher GMV resulting in an increase in subscription fees from the variable component of certain subscription contracts.
Subscription solutions revenues increased for the nine months ended September 30, 2026 compared to the same period in 2025. The largest component of the period-over-period change was an increase in subscription fees of $355 million driven by an increase in MRR, which was a result of a higher number of merchants using our platform and by a larger percentage of subscriptions coming from higher priced plans, such as Plus. The increase was also driven by higher GMV resulting in an increase in subscription fees from the variable component of certain subscription contracts.
Merchant Solutions
Merchant solutions revenues increased for the three months ended September 30, 2026 compared to the same period in 2025. The largest component of the period-over-period change was an increase in Shopify Payments revenue of $619 million, relating to payment processing and currency conversion fees, growing in the three months ended September 30, 2026 compared to the same period in 2025. This increase was a result of an increase in our Shopify Payments penetration rate and an increase in GMV from merchants using our platform. These factors drove $21.3 billion of additional GMV facilitated using Shopify Payments in the three months ended September 30, 2026 compared to the same period in 2025, representing growth of 35%. For the three months ended September 30, 2026, the Shopify Payments penetration rate was 68%, resulting in GMV of $81.4 billion that was facilitated using Shopify Payments. This compares to a penetration rate of 65% resulting in GMV of $60.2 billion that was facilitated using Shopify Payments in the same period in 2025.

Merchant solutions revenues increased for the nine months ended September 30, 2026 compared to the same period in 2025. The largest component of the period-over-period change was an increase in Shopify Payments revenue of $1.8 billion, relating to payment processing and currency conversion fees, growing in the nine months ended September 30, 2026 compared to the same period in 2025. This increase was a result of an increase in our Shopify Payments penetration rate and an increase in GMV from our merchants using our platform. These factors drove $62.2 billion of additional GMV facilitated using Shopify Payments in the nine months ended September 30, 2026 compared to the same period in 2025, representing growth of 38%. For the nine months ended September 30, 2026, the Shopify Payments penetration rate was 68%, resulting in GMV of $226.5 billion that was facilitated using Shopify Payments. This compares to a penetration rate of 65% resulting in GMV of $164.3 billion that was facilitated using Shopify Payments in the same period in 2025.
Cost of Revenues

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change
	(in US $ millions, except percentages)
Cost of revenues:
Cost of subscription solutions	175	128	37%	486	372	31%
Cost of merchant solutions	1,786	1,325	35%	4,974	3,650	36%
Total cost of revenues	1,961	1,453	35%	5,460	4,022	36%

Percentage of revenues:
Cost of subscription solutions	5%	5%		5%	5%
Cost of merchant solutions	48%	47%		47%	46%
Total cost of revenues	52%	51%		52%	51%
Cost of Subscription Solutions
Cost of subscription solutions increased for the three months ended September 30, 2026 compared to the same period in 2025. The increase was driven by a $40 million increase in our infrastructure costs, including cloud hosting platforms, infrastructure software and LLM usage costs. Cloud hosting and infrastructure costs remain the significant majority of our cost of subscription solutions.
Cost of subscription solutions increased for the nine months ended September 30, 2026 compared to the same period in 2025. The increase was driven by a $99 million increase in our infrastructure costs including cloud hosting platforms, infrastructure software and LLM usage costs. Cloud hosting and infrastructure costs remain the significant majority of our cost of subscription solutions.
Cost of Merchant Solutions
Cost of merchant solutions increased for the three months ended September 30, 2026 compared to the same period in 2025. The increase was driven by higher payment processing fees resulting from an increase in GMV facilitated through Shopify Payments.
Cost of merchant solutions increased for the nine months ended September 30, 2026 compared to the same period in 2025. The increase was driven by higher payment processing fees resulting from an increase in GMV facilitated through Shopify Payments.

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change
	(in US $ millions, except percentages)
Gross profit	1,781	1,391	28%	5,035	3,862	30%
Percentage of total revenues	48%	49%		48%	49%

Operating Expenses
Sales and Marketing

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change
	(in US $ millions, except percentages)
Sales and marketing	466	410	14%	1,460	1,230	19%
Percentage of total revenues	12%	14%		14%	16%
Sales and marketing expenses increased for the three months ended September 30, 2026 compared to the same period in 2025, due to increases of $26 million in overall marketing program spend and $21 million in payouts related to our affiliate partner programs.
Sales and marketing expenses increased for the nine months ended September 30, 2026 compared to the same period in 2025, due to increases of $173 million in overall marketing program spend and $47 million in payouts related to our affiliate partner programs.

Research and Development

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change
	(in US $ millions, except percentages)
Research and development	497	375	33%	1,379	1,146	20%
Percentage of total revenues	13%	13%		13%	15%
Research and development expenses increased for the three months ended September 30, 2026 compared to the same period in 2025, due to increases of $62 million in employee-related costs including timing of product development events and $40 million in computer hardware and software costs, which includes AI-related usage.
Research and development expenses increased for the nine months ended September 30, 2026 compared to the same period in 2025, due to increases of $109 million in employee-related costs including timing of product development events and $99 million in computer hardware and software costs, which includes AI-related usage.
General and Administrative

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change
	(in US $ millions, except percentages)
General and administrative	130	115	13%	381	346	10%
Percentage of total revenues	3%	4%		4%	4%
General and administrative expenses increased for the three months ended September 30, 2026 compared to the same period in 2025, due to increases of $9 million in employee-related costs and $8 million in indirect taxes.
General and administrative expenses increased for the nine months ended September 30, 2026 compared to the same period in 2025, due to increases of $31 million in indirect taxes and $19 million in employee-related costs, offset by a $13 million decrease due to prior year impairment related costs associated with right-of-use assets and leasehold improvements.

Transaction and Loan Losses

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change
	(in US $ millions, except percentages)
Transaction and loan losses	120	148	(19)%	377	303	24%
Percentage of total revenues	3%	5%		4%	4%
Transaction and loan losses decreased for the three months ended September 30, 2026 compared to the same period in 2025, due to a $41 million decrease in losses related to Shopify Payments driven by lower realized losses in the period which were offset by higher GMV processed through Shopify Payments relative to the same period in 2025. The decrease was offset by a $14 million increase in losses related to lending services driven by an expansion of our offerings and programs relative to the same period in 2025.
Transaction and loan losses increased for the nine months ended September 30, 2026 compared to the same period in 2025, due to increases of $83 million in losses related to lending services driven by an expansion of our offerings and programs relative to the same period in 2025. The increase was offset by a decrease of $12 million in losses related to Shopify Payments driven by lower realized losses in the period which were offset by higher GMV processed through Shopify Payments relative to the same period in 2025.
Net (Loss) Gain on Equity and Equity Method Investments

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change
	(in US $ millions, except percentages)
Net (loss) gain on equity and equity method investments	(138)	(112)	23%	8	(498)	*
*Not a meaningful comparison
In the three months ended September 30, 2026, we had a net loss on equity and other investments of $127 million, which included a $126 million unrealized loss in investments with readily determinable fair values which was primarily the result of the change in share prices from June 30, 2026 to September 30, 2026. Additionally, the Company had a net loss of $21 million on our equity method investment.
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
In the nine months ended September 30, 2026, we had a net gain on equity and other investments of $58 million which included $530 million in gross unrealized gains driven by an observable price change of a private investment, offset by a $404 million unrealized loss in investments with readily determinable fair values which was the result of the net change in share prices from December 31, 2025 to September 30, 2026, and a $65 million unrealized loss in an investment option. Additionally, we had a net loss of $64 million on our equity method investment.
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

Other Income, Net

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change
	(in US $ millions, except percentages)
Other income, net	69	77	(10)%	194	278	(30)%
In the three months ended September 30, 2026, other income, net was driven by interest income of $65 million recognized on marketable securities compared to interest income of $81 million recognized on marketable securities for the same period in 2025 and net gain on foreign exchange of $4 million compared to $4 million net loss on foreign exchange for the same period in 2025.
In the nine months ended September 30, 2026, other income, net was driven by interest income of $206 million recognized on marketable securities compared to interest income of $252 million recognized on marketable securities for the same period in 2025 and net loss on foreign exchange of $12 million compared to $26 million net gain on foreign exchange for the same period in 2025.
Provision for Income Taxes

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change
	(in US $ millions, except percentages)
Provision for income taxes	(37)	(44)	(16)%	(257)	(129)	99%
We had a provision for income taxes of $37 million in the three months ended September 30, 2026, compared to provision for income taxes of $44 million in the same period in 2025, as a result of a release of valuation allowance against a portion of its U.S. federal and state deferred income tax assets and unrealized loss on equity and other investments during the three months ended September 30, 2026, largely offset by earnings in various jurisdictions.
We had a provision for income taxes of $257 million in the nine months ended September 30, 2026, compared to provision of $129 million in the same period in 2025, as a result of unrealized loss on equity and other investments during the nine months ended September 30, 2025 and earnings in various jurisdictions, partially offset by the release of valuation allowance against a portion of its U.S. federal and state deferred income tax assets in the nine months ended September 30, 2026.
At each reporting date, the Company assesses whether its deferred tax assets are more likely than not to be realized, weighing all available positive and negative evidence. During the three months ended September 30, 2026, the Company concluded that a portion of its U.S. federal and state deferred tax assets is now more likely than not to be realized. The main positive evidence was sustained profits of its U.S. operations and projections of future taxable income. As a result, the Company released $63 million of valuation allowance as a discrete tax benefit in the period.
The Company continues to maintain a valuation allowance against the net deferred tax assets in the United States that are capital in nature, due to lack of positive evidence to meet the more-likely-than-not standard for recognition.

Summary of Quarterly Results
The following table sets forth selected quarterly results of operations data for each of the eight quarters ended September 30, 2026. The information for each of these quarters has been derived from unaudited condensed consolidated financial statements that were prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the results of operations for these periods in accordance with U.S. GAAP. This data should be read in conjunction with our unaudited condensed consolidated financial statements and audited consolidated financial statements and related notes for the relevant period. These quarterly operating results are not necessarily indicative of our operating results for a full year or any future periods.

	Three months ended
	Sep 30, 2026	Jun 30, 2026	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024
	(in US $ millions, except per share amounts)
Revenues
Subscription solutions	836	802	750	777	699	656	620	666
Merchant solutions	2,906	2,781	2,420	2,895	2,145	2,024	1,740	2,146
	3,742	3,583	3,170	3,672	2,844	2,680	2,360	2,812
Cost of revenues(1)(2)
Subscription solutions	175	163	148	148	128	121	123	134
Merchant solutions	1,786	1,712	1,476	1,831	1,325	1,257	1,068	1,326
	1,961	1,875	1,624	1,979	1,453	1,378	1,191	1,460
Gross profit	1,781	1,708	1,546	1,693	1,391	1,302	1,169	1,352
Operating expenses
Sales and marketing(1)(2)	466	498	496	433	410	415	405	348
Research and development(1)(2)	497	445	437	390	375	394	377	351
General and administrative(1)(3)	130	136	115	125	115	122	109	112
Transaction and loan losses	120	141	116	114	148	80	75	76
Total operating expenses	1,213	1,220	1,164	1,062	1,048	1,011	966	887
Income from operations	568	488	382	631	343	291	203	465
Net (loss) gain on equity and equity method investments(4)	(138)	1,228	(1,082)	182	(112)	658	(1,044)	906
Other income, net	69	59	66	79	77	130	71	50
Income (loss) before income taxes	499	1,775	(634)	892	308	1,079	(770)	1,421
(Provision for) recovery of income taxes	(37)	(273)	53	(149)	(44)	(173)	88	(128)
Net income (loss)	462	1,502	(581)	743	264	906	(682)	1,293
Net income (loss) per share attributable to shareholders:
Basic	$0.36	$1.16	$(0.45)	$0.57	$0.20	$0.70	$(0.53)	$1.00
Diluted	$0.36	$1.16	$(0.45)	$0.57	$0.20	$0.69	$(0.53)	$0.99

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

		Three Months Ended
	Sep 30, 2026	Jun 30, 2026	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024
GAAP net income (loss)	462	1,502	(581)	743	264	906	(682)	1,293
Non-GAAP adjustments to net income (loss):
Non-GAAP operating income adjustments(1)(2)(3)	149	135	141	129	122	133	126	120
Net loss (gain) on equity and other investments	117	(1,250)	1,061	(248)	62	(682)	1,021	(928)
Net loss (gain) on equity method investment	21	22	21	(28)	21	24	23	22
Loss on embedded derivative(4)	—	—	—	94	29	—	—	—
Income tax effects and tax adjustments	(111)	140	(171)	(57)	(57)	74	(153)	68
Non-GAAP net income	638	549	471	633	441	455	335	575

Diluted net income (loss) per share attributable to shareholders*:
GAAP	$0.36	$1.16	$(0.45)	$0.57	$0.20	$0.69	$(0.53)	$0.99
Non-GAAP	$0.49	$0.42	$0.36	$0.48	$0.34	$0.35	$0.25	$0.44

*may include rounding
(1) Includes stock-based compensation expense and related payroll taxes as follows:

	Three months ended
	Sep 30, 2026	Jun 30, 2026	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024
	(in US $ millions)
Cost of revenues	1	2	1	1	1	1	1	—
Sales and marketing	13	9	11	10	13	12	13	13
Research and development	104	94	97	87	78	85	84	81
General and administrative	29	28	29	27	24	22	25	24
	147	133	138	125	116	120	123	118

(2) Includes amortization of acquired intangibles as follows:

	Three months ended
	Sep 30, 2026	Jun 30, 2026	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024
	(in US $ millions)
Cost of revenues	2	2	2	3	2	2	2	1
Sales and marketing	—	—	—	—	—	—	—	1
Research and development	—	—	1	1	1	1	1	—
	2	2	3	4	3	3	3	2

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
Quarterly (Loss) Gain on Equity and Equity Method Investments and Other Income Trends
Historically, there have been no consistent trends associated with (loss) gain on equity and equity method investments and other income as changes are impacted by fluctuations in the fair value of our equity investments in public companies with readily determinable fair values, observable changes or impairments associated with our equity investments in private companies without readily determinable fair values, changes in our equity method investment based on our share of income and loss, including amortization of the basis difference, changes in the fair value of our investments in convertible notes of private companies, changes in the fair value of the embedded derivative previously held to settle the Notes, foreign exchange rates and interest rates. The results from these changes may fluctuate from period to period and may cause volatility to our earnings as well as impact comparability of our results from period to period.
Liquidity and Capital Resources
We generate liquidity through operating cash flows and the proceeds from the exercise of stock options. Shopify maintains a short-form base shelf prospectus with the securities commissions in each of the provinces and territories of Canada, except Quebec. Concurrently with the filing of this Quarterly Report on Form 10-Q, we filed a new short-form base shelf prospectus with the Canadian securities regulators and a shelf registration statement on Form S-3 with the U.S. SEC. Once effective, the new shelf prospectus and registration statement will permit us to offer Class A subordinate voting shares, preferred shares, debt securities, warrants, subscription receipts, units, or any combination thereof, from time to time while the applicable shelf prospectus and registration statement remains effective. The type of securities and the specific terms thereof will be determined at the time of any offering and will be described in the applicable prospectus supplement to be filed separately with Canadian securities regulators and the SEC.
Our principal cash requirements are for working capital and ongoing operations. Excluding current deferred revenue, working capital as of September 30, 2026 was $6.5 billion. Given the ongoing cash generated from operations and our existing cash and cash equivalents, we believe there is sufficient liquidity to meet our current and planned financial obligations over the next 12 months and into the foreseeable future. Our future cash requirements will depend on many factors, including but not limited to our growth rate, subscription renewal activity, the timing and extent of spending to support development of our platform, the expansion of sales and marketing activities, the macroeconomic conditions and overall levels of consumer spending on goods and potential strategic investments and acquisitions activity. Although we currently are not a party to any material undisclosed agreement and do not have any understanding with any third parties with respect to potential material investments in, or material acquisitions of, businesses or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
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
During the three months ended September 30, 2026, we repurchased $543 million of our Class A subordinate voting shares under our share repurchase program. As of September 30, 2026, a total of $2.5 billion remained available for future repurchases of our Class A subordinate voting shares. See "Note 11 - Shareholders' Equity" to the condensed consolidated financial statements included in this report for more information about our share repurchase program.

Cash, Cash Equivalents and Marketable Securities
Cash, cash equivalents and marketable securities decreased by $1.1 billion to $4.7 billion as of September 30, 2026 from $5.8 billion as of December 31, 2025, as a result of cash used in repurchases of Class A subordinate voting shares and the purchase and origination of loans and merchant cash advances, net of repayments, offset by cash provided by our operations and maturities of marketable securities, net of purchases. Cash equivalents and marketable securities include money market funds, term deposits, U.S. federal bonds and agency securities and corporate bonds and commercial paper, all maturing within 12 months from September 30, 2026.
The following table summarizes our total cash, cash equivalents and marketable securities as well as our operating, investing and financing activities for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,
	2026	2025
	(in US $ millions)
Cash, cash equivalents and marketable securities (end of period)	4,727	6,349
Net cash provided by (used in):
Operating activities(1)	1,957	1,308
Investing activities(1)	821	(536)
Financing activities	(2,449)	127
Effect of foreign exchange on cash and cash equivalents	(6)	17
Net increase in cash and cash equivalents	323	916
Decrease in marketable securities(2)	(1,374)	(46)
Net (decrease) increase in cash, cash equivalents and marketable securities	(1,051)	870
(1) Starting in April 2026, the cash flows associated with merchant cash advances are presented within investing cash flows on a basis consistent with loans, given the similar nature of the underlying lending activities.
(2) Excludes $524 million and $676 million of marketable securities classified in "Long-term Investments" as of September 30, 2026 and 2025, respectively.
Changes in Merchant Cash Advances
In 2025, Canada amended regulations that impacted merchant cash advance products. As a result, we transitioned our Shopify Capital product in Canada, from merchant cash advances to loans which are accounted for under ASC 310, starting in April 2026.
Prompted by this transition, and concurrent with this product change for Canada, the cash flows associated with merchant cash advances are presented within investing cash flows on a basis consistent with loans, given the similar nature of the underlying lending activities. For the three months ended September 30, 2026, the changes described above resulted in a net cash use of $30 million presented in Investing activities after consideration of repayments and purchases and originations.
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
For the nine months ended September 30, 2026, net cash provided by operating activities was primarily the result of operating income, once adjusted for non-cash items and by changes in working capital resulting in a source of cash.

Cash Flows From Investing Activities
Net cash provided by investing activities in the nine months ended September 30, 2026 was driven by $1.9 billion in maturities of marketable securities, net of purchases, partially offset by $702 million used for purchases and originations of loans and merchant cash advances, net of repayments and sales, $217 million used to purchase equity and other investments, $99 million used for the acquisition of intangible assets and $11 million used to purchase property and equipment.
Cash Flows From Financing Activities
Net cash used in financing activities in the nine months ended September 30, 2026 was driven by $2.5 billion used for repurchases of Class A subordinate voting shares, offset by $24 million proceeds from the issuance of Class A subordinate voting shares and Class B restricted voting shares as a result of stock options exercises.
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
Item 3: Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, as discussed in "Note 3 - Significant Accounting Policies" in our condensed consolidated financial statements and the accompanying notes for the fiscal quarter ended September 30, 2026, as well as in our audited consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2025. These risks primarily include foreign currency exchange risk, equity and other investments risk, interest rate risk, concentration of credit risk and inflation risk, as discussed below. We regularly assess these risks to minimize any adverse effects on our business as a result of those factors.

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
Effect of Foreign Exchange Rates
The following non-GAAP financial measures convert our revenues, cost of revenues, operating expenses and income from operations in the current reporting period using the comparative prior year period's monthly average exchange rates:

	Three months ended September 30,
	2026			2025
	GAAP Amounts as Reported	Exchange Rate Effect(1)	At Prior Period Effective Rates(2)	GAAP Amounts as Reported
	(in US $ millions)
Revenues	3,742	4	3,746	2,844
Cost of revenues	(1,961)	(3)	(1,964)	(1,453)
Operating expenses	(1,213)	(3)	(1,216)	(1,048)
Income from operations	568	(2)	566	343

	Nine months ended September 30,
	2026			2025
	GAAP Amounts as Reported	Exchange Rate Effect(1)	At Prior Period Effective Rates(2)	GAAP Amounts as Reported
	(in US $ millions)
Revenues	10,495	(66)	10,429	7,884
Cost of revenues	(5,460)	23	(5,437)	(4,022)
Operating expenses	(3,597)	9	(3,588)	(3,025)
Income from operations	1,438	(34)	1,404	837
(1) Represents the increase or decrease in GAAP amounts reported resulting from using the comparative period's effective foreign exchange rates. The exchange rate effect is primarily driven by fluctuations in EUR, AUD, CAD, and GBP foreign exchange rates.
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

The following table summarizes the effects on revenues, cost of revenues, operating expenses and income from operations of a 10% strengthening of all foreign currencies the Company transacts in versus the USD without considering the impact of the Company's hedging activities and without factoring in any potential changes in demand for the Company's solutions as a result of fluctuations in exchange rates:

	Nine months ended September 30,
	2026			2025
	GAAP Amounts As Reported	Exchange Rate Effect(1)(2)	At 10% Stronger Rates(3)	GAAP Amounts As Reported	Exchange Rate Effect(1)(2)	At 10% Stronger Rates(3)
	(in US $ millions)
Revenues	10,495	254	10,749	7,884	181	8,065
Cost of revenues	(5,460)	(113)	(5,573)	(4,022)	(83)	(4,105)
Operating expenses	(3,597)	(86)	(3,683)	(3,025)	(83)	(3,108)
Income from operations	1,438	55	1,493	837	15	852
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
Equity and Other Investments Risk
We hold equity and other investments that are subject to market-related risks that could substantially reduce or increase the fair value of our holdings. As of September 30, 2026, we had equity and other investments in public and private companies and our equity method investment totaled $5.4 billion. Our equity and other investments with readily determinable fair values, representing $2.6 billion of our investments as of September 30, 2026, are recorded at fair value, which is subject to market price volatility. Our equity investments in private companies, representing $1.7 billion of our investments as of September 30, 2026, are recorded using the measurement alternative and are assessed each reporting period for observable price changes and impairments, which may involve estimates and judgments given the lack of readily available market data. Certain equity investments in private companies are in the early stages of development and are inherently risky due to their lack of operational history. Our equity method investment in Flexport, representing $538 million of our investments as of September 30, 2026, is subject to market-related risks based on our share of income or loss, including amortization of the basis difference, from this investment which may cause volatility to our earnings. Our debt investments in convertible notes of private companies are recorded at fair value representing $599 million of our investments as of September 30, 2026, which are impacted by the underlying entities' valuations and interest rates. Our investment option derivative to purchase Series B common shares in Klaviyo, representing $10 million of our investments as of September 30, 2026, is impacted by market price volatility and interest rates.
Our marketable securities greater than one year, and less than 3 years, representing $524 million of our investments as of September 30, 2026, are recorded at carrying value and any changes in the fair value due to the interest rate are not recorded until the investment is sold as they are classified as "held to maturity".
The results from these changes may fluctuate from period to period and may cause volatility to our earnings as well as impact comparability of our results from period to period.
Interest Rate Risk
We had cash, cash equivalents and marketable securities in our cash management program totaling $4.7 billion as of September 30, 2026. The cash and cash equivalents are held for operations and working capital purposes. Our investments within cash, cash equivalents and marketable securities are made for capital preservation purposes. We do not enter into these types of investments for trading or speculative purposes.
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
Management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures and have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2026.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1: Legal Proceedings
The information set forth under "Note 9 - Contingencies — Litigation and Loss Contingencies" to the condensed consolidated financial statements included in Part I — Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
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
Share repurchase activity for the three months ended September 30, 2026 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs(1)
(in US $ millions, except share and share price amounts)
July 31, 2026	2,938,885	$122.13	2,938,885	$2,708
August 31, 2026	671,001	$139.14	671,001	$2,615
September 30, 2026	675,962	$134.50	675,962	$2,524
	4,285,848		4,285,848
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
During the three months ended September 30, 2026, we repurchased $543 million of our Class A subordinate voting shares under our share repurchase program. As of September 30, 2026, a total of $2.5 billion remained available for future repurchases of our Class A subordinate voting shares.
(2) Excludes broker commissions and excise tax estimates.
Item 3: Defaults Upon Senior Securities
Not applicable.
Item 4: Mine Safety Disclosures
Not applicable.

Item 5: Other Information
None.

Item 6: Exhibits
Index to Exhibits

Incorporated by Reference
No.	Exhibit Description	Filed or Furnished with this 10-Q	Form	File No.	Exhibit	Date Filed
31.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Changes in Shareholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags
X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL	X
*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
November 3, 2026
Shopify Inc.

/S/ Jeff Hoffmeister
Jeff Hoffmeister
Chief Financial Officer
(principal financial officer)